Form 10-Q
period 2025-03-31
American Integrity Insurance Group, Inc.
filed 2025-06-10
CIK 2007587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
March 31
, 2025
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File Number:
001-42634

American Integrity Insurance Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware	33-2925846
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5426 Bay Center Drive, Suite 600 Tampa, Florida	33609
(Address of principal executive offices)	(Zip Code)
(813)
880-7000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	AII	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule
12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the ex ten
ded transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act). Yes ☐ No ☒
As of June 9, 2025, there were 19,571,965 shares of common stock, par value of $0.001 per share, outstanding.

American Integrity Insurance Group, Inc.

i

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q covers a period prior to the completion of our initial public offering (the “IPO”) on May 9, 2025. In connection with the completion of the IPO, American Integrity Insurance Group, Inc. (the “Company,” “we,” “our” and “us”) effected a corporate contribution in which the owners of the equity interests of American Integrity Insurance Group, LLC (“AIIG”) contributed all of their equity interests in AIIG to the Company in exchange for an aggregate of 12,904,495 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”). Except as otherwise noted herein, our Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q are those of AIIG and its consolidated operations.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q may be forward-looking statements. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements regarding: our outlook; our business strategy; writing new business and retaining existing policies; availability of reinsurance coverage; expectations on future growth; future Citizens Property Insurance Corporation (“Citizens”) take-out opportunities; anticipated future operating results and operating expenses, cash flows, capital resources and liquidity; reserves for losses and loss adjustment expenses; competition; future regulatory, judicial and legislative changes; forecasts of future revenues and appropriately planning our expenses; and our plans regarding our capital expenditures and investment portfolio as our business grows. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “contemplates,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “targets,” “will,” “would” or the negative of these terms or other similar expressions.

Forward-looking statements are neither historical facts nor assurances of future performance, and are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

•	the potential that we may face significant losses due to being a property and casualty insurer and our exposure to catastrophic events and severe weather conditions, which can be unpredictable;

•	our loss reserves are estimates and may be inadequate to cover our actual liability for losses, and actual claims incurred have exceeded, and in the future may exceed, reserves established for claims;

•	the dependence of our financial results on the regulatory, legal, economic and weather conditions in Florida due to the fact that we conduct substantially all of our business in Florida;

•	changing climate conditions may increase the severity and frequency of catastrophic events and severe weather conditions;

•	the severity and frequency of catastrophe events of which of are unpredictable;

•	dependence upon the effectiveness of exclusions and other loss limitation methods in the insurance policies we assume or write;

•	reliance upon third-party distribution partners, including independent insurance agents, homebuilder-affiliated agents and national insurance carriers;

•	our ability to pursue Citizens’ take-out opportunities;

•	cyclical changes in the insurance industry;

•	our ability to obtain reinsurance coverage at commercially reasonable rates, or at all;

•	credit risk of our reinsurers who may suffer a downgrade;

•	the inherent uncertainty of models and our reliance on such models as a tool to evaluate risk, and the dependence of our results upon our ability to accurately price the risks we underwrite;

•	the possibility that our information technology systems may fail or be disrupted;

•	our ability to expand our business and the possible need to acquire additional capital in the future to fund such expansion;

•

the ability of our claims department, or the third-party claims adjusters whom we may engage, to effectively manage or remediate claims as well as unanticipated increases in the severity or frequency of claims;

•	the possibility that actual renewals of our existing policies will not meet expectations;

•	increased competition and market conditions, including changes in our financial stability and credit ratings;

•

the extensive regulatory environment in which we operate that requires approval of rate increases, can mandate rate decreases, and that can dictate underwriting practices and mandate participation in loss sharing arrangements, and other potential further restrictive regulation we may face;

•	mandatory assessments or competition for government entities may create short-term liabilities or affect our ability to underwrite more policies; and

•	other risks identified in Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q.

New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
American Integrity Insurance Group, LLC and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except unit and per unit data)

	March 31, 2025	December 31, 2024
	(unaudited)
Assets
Fixed maturities, available-for-sale, at fair value (amortized cost of $206,096 and $214,505, respectively)	$206,232	$214,045

Total investments	206,232	214,045
Cash and cash equivalents	236,416	173,220
Restricted cash	4,306	6,052
Premiums receivable, net	56,493	51,594
Accrued investment income	1,936	2,174
Prepaid reinsurance premiums	178,399	268,254
Reinsurance recoverable, net	439,704	462,097
Property and equipment, net	1,755	1,843
Right-of-use assets – operating leases	2,019	2,498
Other assets	7,488	16,368

Total assets	$1,134,748	$1,198,145

Liabilities and members’ equity
Liabilities:
Unpaid losses and loss adjustment expenses	$431,620	$475,708
Income tax payable	18,290	11,873
Unearned premiums	423,875	421,881
Reinsurance payable	1,277	56,348
Advance premiums	20,512	6,561
Deferred income tax liability, net	33	1,122
Long-term debt	926	1,029
Lease liabilities – operating leases	2,110	2,612
Deferred policy acquisition costs, net unearned ceding commissions	26,836	31,931
Other liabilities and accrued expenses	23,211	26,688

Total liabilities	948,690	1,035,753

Commitments and contingencies (Note 18)
Temporary members’ equity:
Class B units (27,900 authorized, issued and outstanding at March 31, 2025 and December 31, 2024, no par value)	—	—
Members’ equity:

American Integrity Insurance Group, LLC and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except unit and per unit data)

	March 31, 2025	December 31, 2024
	(unaudited)
Class A units (92,096 authorized, issued and outstanding at March 31, 2025 and December 31, 2024, no par value)	10,287	10,287
Class C units (2,904 authorized, issued and outstanding at March 31, 2025 and December 31, 2024, no par value)	—	—
Retained earnings	175,653	152,432
Accumulated other comprehensive loss, net of taxes	118	(327)

Total members’ equity	186,058	162,392

Total liabilities and members’ equity	$1,134,748	$1,198,145

See accompanying notes to unaudited condensed consolidated financial statements.

American Integrity Insurance Group, LLC and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)
(In thousands, except unit and per unit data)

	Three Months Ended March 31,
	2025	2024
Revenues:
Gross premiums written	$212,150	$147,452
Change in gross unearned premiums	(1,994)	9,476

Gross premiums earned	210,156	156,928
Ceded premiums earned	(144,754)	(117,645)

Net premiums earned	65,402	39,283
Policy fees	2,204	1,554
Net investment income	4,103	3,248
Net realized gains (losses) on investments	16	6
Other income	161	217

Total revenues	71,886	44,308

Expenses:
Losses and loss adjustment expenses, net	20,862	20,365
Policy acquisition expenses	3,107	5,354
General and administrative expenses	5,008	5,282

Total expenses	28,977	31,001

Income before income taxes	42,909	13,307

Income tax expense	4,813	1,201

Net income	38,096	12,106

Other comprehensive income:
Unrealized holding gains on available-for-sale securities, net of taxes	457	41
Reclassification adjustment for net realized gains, net of taxes	(12)	(5)

Total other comprehensive income	445	36

Comprehensive income	$38,541	$12,142

Earnings per unit:
Basic and diluted earnings per unit	$292.15	$94.27

Weighted average units outstanding – Basic and diluted	122,900	122,900

See accompanying notes to unaudited condensed consolidated financial statements.

American Integrity Insurance Group, LLC and Subsidiaries
Condensed Consolidated Statements of Changes in Members’ Equity (Unaudited)
(In thousands)

	Class A Units	Class C Units	Retained Earnings	Accumulated Other Comprehensive Loss	Total Members’ Equity
Balance as of December 31, 2023	$10,287	$—	$124,714	$(1,035)	$133,966
Distributions to members – tax advances and profit distributions ($32.73 per unit)	—	—	(4,022)	—	(4,022)
Total other comprehensive loss	—	—	—	36	36
Net income	—	—	12,106	—	12,106

Balance as of March 31, 2024	$10,287	$—	$132,798	$(999)	$142,086

	Class A Units	Class C Units	Retained Earnings	Accumulated Other Comprehensive Loss	Total Members’ Equity
Balance as of December 31, 2024	$10,287	$—	$152,432	$(327)	$162,392
Distributions to members – tax advances and profit distributions ($121.03 per unit)	—	—	(14,875)	—	(14,875)
Total other comprehensive income	—	—	—	445	445
Net income	—	—	38,096	—	38,096

Balance as of March 31, 2025	$10,287	$—	$175,653	$118	$186,058

See accompanying notes to unaudited condensed consolidated financial statements.

American Integrity Insurance Group, LLC and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2025	2024
Operating activities
Net income	$38,096	$12,106
Adjustments to reconcile net income to net cash from operating activities:
Amortization and depreciation	497	688
Deferred income taxes	(1,090)	(914)
Net realized (gains) losses	(16)	(6)
Changes in operating assets and liabilities:
Premiums receivable	(4,899)	(3,183)
Accrued investment income	238	(253)
Prepaid reinsurance premiums	89,856	110,565
Reinsurance recoverable	22,394	(36,511)
Other assets	8,879	200
Unpaid losses and loss adjustment expense	(44,089)	(17,773)
Unearned premiums	1,994	(37,611)
Reinsurance payable	(55,072)	(61,061)
Advance premiums	13,950	11,135
Income taxes payable (recoverable)	6,418	2,120
Operating lease payments	(501)	(514)
Deferred policy acquisition costs, net unearned ceding commissions	(5,095)	7,677
Other liabilities and accrued expenses	(3,475)	(6,816)

Net cash from (used in) operating activities	68,085	(20,151)

Investing activities
Purchases of property and equipment	(108)	(595)
Proceeds from sales and maturities of fixed maturity securities	59,870	3,532
Purchases of fixed maturity securities	(51,419)	(7,487)
Proceeds from sales and maturities of short-term investments	—	(14)

Net cash from (used in) investing activities	8,343	(4,564)

Financing activities
Cash distributions to members	(14,875)	(4,022)
Repayment of long-term debt	(103)	(103)

Net cash used in financing activities	(14,978)	(4,125)

Net increase in cash and cash equivalents	61,450	(28,840)
Cash, cash equivalents and restricted cash at beginning of year	179,272	62,168

Cash, cash equivalents and restricted cash at end of year	$240,722	$33,328

American Integrity Insurance Group, LLC and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2025	2024
Supplemental disclosures of cash flow information
Interest paid	$0	$30
Income taxes paid (refund)	$0	$0
See accompanying notes to unaudited condensed consolidated financial statements.
The following table is a reconciliation of cash, cash equivalents, and restricted cash reported within the Company’s Condensed Consolidated Balance Sheets:

	March 31, 2025	December 31, 2024
Cash and cash equivalents	$236,416	$173,220
Restricted cash	4,306	6,052

Total cash, cash equivalents and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$240,722	$179,272

See accompanying notes to unaudited condensed consolidated financial statements.

American Integrity Insurance Group, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except unit and per unit data, unless otherwise stated)

1.	Nature of Operations and Basis of Presentation
Organization and Description of the Company
American Integrity Insurance Group, LLC (“AIIG,” and together with its wholly-owned subsidiaries, the “Company”) was initially formed in 2006. On May 9, 2025, which was subsequent to the date of these financial statements, the holders of all of the outstanding equity of American Integrity Insurance Group, LLC, a Texas limited liability company, contributed all of their equity interests in American Integrity Insurance Group, LLC to American Integrity Insurance Group, Inc., a Delaware corporation, in exchange for shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”). This is further described in Note 18 – “
Subsequent Events
.”
AIIG and its wholly-owned subsidiaries are engaged in the property and casualty insurance business. The Company’s subsidiaries include American Integrity Insurance Company of Florida (“AIICFL”), a property and casualty insurance company domiciled in the state of Florida; American Integrity MGA, LLC (“AIMGA”), a Texas limited liability company operating as a managing general agency and functioning as a manager for the insurance subsidiary’s business; American Integrity Claims Services, LLC (“AICS”), a Texas limited liability company operating as a third-party administrator and providing insurance claims processing services; Pinnacle Insurance Consultants, LLC (“PIC”), a Nevada limited liability company operating as a licensed insurance agency in the state of Florida; and Pinnacle Analytics, LLC (“PA”), a Texas limited liability company performing limited reinsurance brokerage functions for the insurance subsidiary’s business. During 2023, the Company entered into an agreement with Artex SAC Limited (“Artex”), a Bermuda Licensed Segregated Accounts Company, to establish Catstyle Segregated Account (“Catstyle”). Catstyle is a segregated account controlled by the Company formed for the purpose of conducting reinsurance business.
The Company’s property and casualty insurance is currently offered in Florida, South Carolina, and Georgia.
Basis of Presentation and Principles of Consolidation
The Company has prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, and the Securities and Exchange Commission (“SEC”) rules for interim financial reporting. Accordingly, these financial statements do not include all the information and footnotes required for complete financial statements and should be read in conjunction with the audited consolidated financial statements of the Company and the accompanying notes thereto for the year ended December 31, 2024. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included in these financial statements. The results for interim periods do not necessarily indicate the results that may be expected for any interim period or for the full year.
The unaudited condensed consolidated financial statements include the accounts of AIIG and its wholly-owned subsidiaries, as well as variable interest entities (“VIE”) in which the Company is determined to be the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates

American Integrity Insurance Group, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except unit and per unit data, unless otherwise stated)

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As a result, actual results could differ from those estimates. Management evaluates estimates on an ongoing basis when updated information related to such estimates becomes available. The most significant areas that require management judgment are the estimate of unpaid losses and loss adjustment expenses, evaluation of reinsurance recoverable, and valuation of investments.

2.	Significant Accounting Policies
Changes to Significant Accounting Policies
There have been no changes to significant accounting policies as reported in the audited consolidated financial statements of the Company for the year ended December 31, 2024. The Company has included the deferred transaction costs policy, which is a newly added policy for the unaudited consolidated financial statements of the Company for the three months ended March 31, 2025. The Company has also included the fair value of financial instruments policy, which establishes the fair value hierarchy.
Deferred Transaction Costs
Deferred transaction costs consist of direct incremental legal, accounting, and consulting fees relating to the Company’s initial public offering (the “IPO”). The deferred transaction costs were offset against the IPO proceeds upon the completion of the offering. As of March 31, 2025, there was $1,733 of deferred transaction costs capitalized in other assets in the condensed consolidated balance sheets. For the three months ended March 31, 2025, there was $3,114 of transaction costs expensed as incurred in general and administrative expenses in the condensed consolidated statements of operation and comprehensive income. There were no deferred offering costs recorded as of December 31, 2024.
Fair Value of Financial Instruments
Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date (an exit price). ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”) establishes a fair value hierarchy that prioritizes and ranks the level of observability of inputs used to measure investments at fair value. The observability of inputs is impacted by a number of factors, including the type of investment, characteristics specific to the investment, market conditions and other factors. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).
The three levels of the hierarchy are as follows:

Level 1 :	Quoted prices (unadjusted) in active markets for identical investments at the measurement date are used.

Level 2 :	Pricing inputs are other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 pricing inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability, and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3 :	Pricing inputs are unobservable and include situations where there is little, if any, market activity for the asset or liability. The inputs used in determination of fair value require significant judgment and estimation.

American Integrity Insurance Group, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except unit and per unit data, unless otherwise stated)

When fair value inputs fall within different levels of the fair value hierarchy, the level in the fair value hierarchy within which the asset or liability is categorized in its entirety is determined based on the lowest level input that is significant to the asset or liability. Assessing the significance of a particular input to the valuation of an asset or liability in its entirety requires judgment and considers factors specific to the asset or liability. The categorization of an asset or liability within the hierarchy is based upon the pricing transparency of the asset or liability and does not necessarily correspond to the perceived risk of that asset or liability.
Cash and cash equivalents, and restricted cash approximate fair value and are therefore excluded from the leveling table seen in Note 5 – “
Fair Value Measurements
.” The cost basis is determined to approximate fair value due to the short-term duration of the financial instruments.
Recently Issued Accounting Pronouncements Not Yet Adopted
In December 2023, the FASB issued Accounting Standards Update (“ASU”)
2023-09,
Income Taxes (Topic 740): Improvements to Income Tax Disclosures
, which amended the guidance in ASC 740 to enhance the transparency and decision-usefulness of income tax disclosures, particularly in the rate reconciliation table and disclosures about income taxes paid. The guidance applies to all entities subject to income taxes and will be applied prospectively with the option to apply it retrospectively for each period presented. For public business entities, the new requirements will be effective for annual periods beginning after December 15, 2024. Management is currently evaluating the impact and does not expect that this update will have a material impact on its consolidated financial condition or results of operations, but the ASU will require additional disclosures in the annual financial statements.
In November 2024, the FASB issued ASU
2024-03,
Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic
220-40)
. This ASU requires disaggregated disclosure of income statement expenses, such as employee compensation and depreciation, for public business entities. The ASU does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. The ASU also requires disclosure of a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. ASU
2024-03
is effective for all public business entities for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company will adopt the guidance on December 31, 2027, and is currently assessing the impact of this ASU on the consolidated financial statements and related disclosures.

3.	Variable Interest Entity
As part of the 2023-2024 catastrophe excess of loss reinsurance placement, which incepted on June 1, 2023, AIICFL entered into a reinsurance agreement with Catstyle, a segregated account controlled by the Company. Catstyle provides reinsurance coverage for layer one of the Company’s catastrophe reinsurance program effective June 1, 2023 through May 31, 2024 and June 1, 2024 through May 31, 2025. Catstyle reinsurance eliminates in consolidation.
To establish the Catstyle, AIIG entered into a master preference shareholder agreement with Artex whereby AIIG purchased 1,000 non-voting
redeemable preference shares, par value of $1.00, to become the sole shareholder of Catstyle. AIIG also contributed additional surplus in order to fully capitalize Catstyle.
The Company was determined to be the primary beneficiary of Catstyle, a silo that is a VIE within Artex, as AIIG has the power to direct the activities that significantly affect the economic performance as well as the

American Integrity Insurance Group, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except unit and per unit data, unless otherwise stated)

obligation to absorb losses and the right to receive benefits that could potentially be significant of Catstyle. Thus, AIIG has consolidated the assets, liabilities and operations of Catstyle in its condensed consolidated financial statements with intercompany balances and transactions eliminated in consolidation.
The following table presents, on a consolidated basis, the balance sheet classification and exposure of restricted cash and investments held in the segregated account, which are used to settle reinsurance obligations of the VIE as of the dates presented. Restricted cash and investments held in the segregated account are required to be held in a trust account solely for the benefit of the Company and can be used to settle activity under the reinsurance agreement. Any restricted cash or investments held in the segregated account not actively being used to settle activity under the reinsurance agreement can be paid to the Company by dividend based upon underwriting results of the segregated account or by expiration or termination of the reinsurance agreement. Catstyle cannot declare or pay dividends without necessary approvals from the Bermuda Monetary Authority (the “Authority”).

	March 31, 2025	December 31, 2024
Restricted Cash	$3,766	$5,516
Fixed maturity securities	12,669	12,669

Total	$16,435	$18,185

4.	Investments
Available-for-Sale
Securities
The amortized cost and estimated fair value of
available-for-sale
securities are as follows:

	March 31, 2025
	Amortized Cost	Allowance for Credit Loss	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury and U.S. government agencies	$56,560	$—	$6	$(86)	$56,480
Corporate debt securities	129,481	—	326	(239)	129,568
Asset-backed securities	20,055	—	165	(36)	20,184

Total fixed maturity securities	206,096	—	497	(361)	206,232

Total available-for-sale investments	$206,096	$—	$497	$(361)	$206,232

	December 31, 2024
	Amortized Cost	Allowance for Credit Loss	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury and U.S. government agencies	$75,532	$—	$—	$(298)	$75,234
Corporate debt securities	109,174	—	164	(548)	108,790
Asset-backed securities	29,799	—	262	(40)	30,021

Total fixed maturity securities	214,505	—	426	(886)	214,045

Total available-for-sale investments	$214,505	$—	$426	$(886)	$214,045

American Integrity Insurance Group, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except unit and per unit data, unless otherwise stated)

A summary of the aggregate estimated fair values of
available-for-sale
securities with unrealized losses segregated by time period in an unrealized loss position is as follows:

	March 31, 2025
	Less than 12 months		12 months or greater		Total
	Estimated Fair Value	Unrealized losses	Estimated Fair Value	Unrealized losses	Estimated Fair Value	Unrealized losses
U.S. Treasury and U.S. government agencies	$33,998	$(52)	$22,482	$(35)	$56,480	$(86)
Corporate debt securities	93,693	(43)	35,875	(196)	129,568	(239)
Asset-backed securities	13,099	(19)	7,085	(17)	20,184	(36)

Total	$140,790	(114)	65,442	(248)	206,232	(361)

	December 31, 2024
	Less than 12 months		12 months or greater		Total
	Estimated Fair Value	Unrealized losses	Estimated Fair Value	Unrealized losses	Estimated Fair Value	Unrealized losses
U.S. Treasury and U.S. government agencies	$21,209	$(145)	$41,355	$(153)	$62,564	$(298)
Corporate debt securities	60,993	(198)	47,797	(350)	108,790	(548)
Asset-backed securities	13,869	(11)	16,152	(29)	30,021	(40)

Total	$96,071	$(354)	$105,304	$(532)	$201,375	$(886)

A summary of the amortized cost and estimated fair value of
available-for-sale
securities at March 31, 2025, by contractual maturity is as follows. The expected maturities may differ from the contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
Years to maturity
Government and corporate securities:
Due in one year or less	$45,721	$45,709
Due after one year through five years	133,889	133,895
Due after five years through 10 years	6,431	6,444
Due after 10 years	—	—
Other securities, which provide for periodic payments:
Asset-backed securities	20,055	20,184

Total	$206,096	$206,232

American Integrity Insurance Group, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except unit and per unit data, unless otherwise stated)

The following table presents components of the Company’s net investment income for the three month period ended:

	Three Months Ended March 31,
	2025	2024
Fixed maturities, available-for-sale	$2,131	$2,091
Cash and cash equivalents	2,115	1,193

Gross investment income	4,246	3,284
Investment expenses	(143)	(36)

Net investment income	$4,103	$3,248

Proceeds from sales or maturities of fixed maturity
available-for-sale
securities for the three months ended March 31, 2025 were $59,870 with $111 and $93 of gross realized gains and losses, respectively. Proceeds from sales of fixed maturity available-for-sale
securities for the three months ended March 31, 2024 were $3,532 with $8 and $2 of gross realized gains and losses, respectively.
The Company did not record any activity pertaining to the allowance for credit losses, as of March 31, 2025 or December 31, 2024.

5.	Fair Value Measurements
The tables below presents information about the Company’s financial assets measured at fair value on a recurring basis:

	March 31, 2025
	Total	Level 1	Level 2	Level 3
U.S. Treasury and U.S. government agencies	$56,480	$56,480	$—	$—
Corporate debt securities	129,568	20,413	109,155	—
Asset-backed securities	20,184	—	20,184	—
Short-term investments

Total	$206,232	$76,893	$129,339	$—

	December 31, 2024
	Total	Level 1	Level 2	Level 3
U.S. Treasury and U.S. government agencies	$75,234	$75,234	$—	$—
Corporate debt securities	108,790	28,222	80,568	—
Asset-backed securities	30,021	—	30,021	—

Total	$214,045	$103,456	$110,589	$—

American Integrity Insurance Group, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except unit and per unit data, unless otherwise stated)

The Company has no assets carried at fair value in the Level 3 category.
The Company classifies U.S. Treasury bonds and government agencies, short-term investments, and some corporate debt securities within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. Corporate debt securities and asset-backed securities categorized as Level 2 were valued using a market approach. Valuations were based upon quoted prices for similar assets in active markets, quoted prices for identical or similar assets in inactive markets, or valuations based on models where the significant inputs are observable (e.g., interest rates, yield curves, prepayment speeds, default rates, loss severities) or can be corroborated by observable market data.
During the three months ended March 31, 2025, the Company had no event or circumstance change that would cause an instrument to be transferred between levels.
The following table summarizes the carrying value and estimated fair value of the Company’s financial instruments not carried at fair value as of the date presented:

	March 31, 2025		December 31, 2024
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Long-term debt:
Surplus note	$926	$784	$1,029	$885
The Company’s long-term debt represents a surplus note and fair value was determined by management from the expected cash flows discounted using the interest rate quoted by the holder. The Florida State Board of Administration (“FSBA”) is the holder of the surplus note, and the quoted interest rate is equivalent to the
10-year
Constant Maturity Treasury Rate, adjusted quarterly. The Company’s use of funds from the surplus note is limited by the terms of the agreement, therefore, the Company has determined the interest rate quoted by the FSBA to be appropriate for purposes of establishing the fair value of the surplus note (Level 3).

6.	Deferred Policy Acquisition Costs, Net of Ceding Commissions
The tables below show the activity regarding deferred policy acquisition costs (“DPAC”) for the three months ended March 31, 2025 and 2024. The ending DPAC balance is included in Other Liabilities in the Condensed Consolidated Balance Sheet.

	Three Months Ended March 31, 2025
	DPAC, excluding unearned ceding commission	Unearned ceding commission	Total
DPAC, beginning of period	$38,803	$(70,734)	$(31,931)
Policy acquisition costs deferred during the period:
Producer commissions	18,086		18,086
Premium taxes	2,664		2,664
Other acquisition costs	2,490		2,490
Ceding commissions		(38,218)	(38,218)

Total policy acquisition costs	23,240	(38,218)	(14,978)
Amortization	(18,593)	38,666	20,073

DPAC, end of period	$43,450	$(70,286)	$(26,836)

American Integrity Insurance Group, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except unit and per unit data, unless otherwise stated)

	Three Months Ended March 31, 2024
	DPAC, excluding unearned ceding commission	Unearned ceding commission	Total
DPAC, beginning of period	$43,080	$(48,217)	$(5,137)
Policy acquisition costs deferred during the period:
Producer commissions	15,839		15,839
Premium taxes	1,513		1,513
Other acquisition costs	1,936		1,936
Ceding commissions		(24,872)	(24,872)

Total policy acquisition costs	19,288	(24,872)	(5,585)
Amortization	(22,449)	25,494	3,044

DPAC, end of period	$39,919	$(47,595)	$(7,678)

7.	Liability for Unpaid Losses and Loss Adjustment Expenses
The liability for unpaid losses and loss adjustment expenses (“LAE”) includes an amount determined from loss reports and individual cases and an amount, based on past experience, for losses incurred but not yet reported.
The following table provides a reconciliation of changes in the liability for unpaid losses and LAE:

	Three Months Ended March 31,
	2025	2024
Unpaid Loss and LAE beginning of period	$475,708	$279,392
Less: Reinsurance recoverables on unpaid losses and LAE	415,086	214,718

Net unpaid loss and LAE at beginning of period	60,622	64,674

Add: Losses and LAE, net of reinsurance, incurred related to:
Current period	20,283	19,865
Prior period	579	500

Total net losses and LAE incurred	20,862	20,365

Less: Losses and LAE paid, net of reinsurance, related to:
Current period	4,017	4,824
Prior period	15,701	17,213

Total net paid losses and LAE	19,718	22,037

Unpaid loss and LAE, net of reinsurance at end of period	61,766	63,001
Add: Reinsurance recoverables on unpaid losses and LAE	369,854	198,617

Unpaid loss and LAE at end of period	$431,620	$261,619

American Integrity Insurance Group, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except unit and per unit data, unless otherwise stated)

During the three months ended March 31, 2025, the liability for unpaid losses and loss adjustment expenses, prior to reinsurance, increased by $1,144 from $60,622 as of December 31, 2024 to $61,766 as of March 31, 2025. The increase was principally the result of an increase in reserves for Citizens assumed business of $3,201, partially offset by a decrease in reserves related to catastrophe and non-catastrophe
storms.
Prior period development includes changes in estimated losses and LAE for all events occurring in prior periods including hurricanes and other weather. In 2025, the Company’s net loss and LAE incurred for the three months ended March 31, 2025 reflected an unfavorable development of $579, which was a result of re-estimation
of unpaid losses and LAE. These adjustments are generally the result of ongoing analysis of recent loss development trends. Original estimates are decreased or increased as additional information becomes known regarding individual claims.

8.	Reinsurance
In order to limit the Company’s potential exposure to individual risks and catastrophic events, the Company purchases reinsurance from third-party reinsurers as well as the Florida Hurricane Catastrophe Fund, a state-mandated catastrophe fund for Florida policies only. Most of the Company’s reinsurance partners were rated “A-” or higher by A.M. Best Company, Inc. (“A.M. Best”) or “BBB” or higher by Standard & Poor’s Financial Services LLC (“S&P”) or were fully collateralized.
In 2024, the Company also began participating in a
“take-out
program” through which the Company assumes insurance policies held by Citizens Property Insurance Corporation (“Citizens”), a Florida state-supported insurer. The take-out
program is a legislatively mandated program designed to reduce the state’s risk exposure by encouraging private companies to assume policies from Citizens.
The Company remains contingently liable in the event the reinsuring companies do not meet their obligations under these reinsurance contracts. Given the quality of the reinsuring companies, management believes this possibility to be remote.
Effect of Reinsurance
The effects of reinsurance on premiums written and earned are as follows:

	Three Months Ended March 31,
	2025		2024
	Written	Earned	Written	Earned
Direct premiums	$180,925	$166,771	$147,452	$156,928
Assumed Premiums	31,225	43,385	—	—
Gross Premiums	212,150	210,156	147,452	156,928
Ceded premiums	(58,754)	(144,754)	(40,987)	(117,645)

Net premiums	$153,396	$65,402	$106,465	$39,283

American Integrity Insurance Group, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except unit and per unit data, unless otherwise stated)

The Company’s reinsurance arrangements affected certain items in the Condensed Consolidated Statement of Operations for the three months ended March 31, 2025 and 2024 by the following amounts:

	Three Months Ended March 31,
	2025	2024
Ceded premiums earned	$(144,754)	$(117,645)
Ceded losses and loss adjustment expenses incurred	20,862	20,365
Ceded policy acquisition expenses	38,693	26,865
For the three months ended March 31, 2025 and 2024, recoveries received under reinsurance contracts were $36,285 and $72,260 respectively.

9.	Regulatory Requirements and Restrictions
State laws and regulations, as well as national regulatory agency requirements, govern the operations of all insurers. The various laws and regulations require that insurers maintain minimum amounts of statutory surplus and risk-based capital; restrict insurers’ ability to pay dividends; restrict the allowable investment types and investment mixes and subject the Company’s insurers to assessments.
The Company’s insurance subsidiary is subject to regulations and standards of the Florida Office of Insurance Regulation (“FLOIR”). It is also subject to regulations and standards of regulatory authorities in other states where they are licensed, although as a Florida-domiciled insurer, its principal regulatory authority is FLOIR.
The Company’s insurance subsidiary prepares its statutory-basis financial statements in accordance with statutory accounting practices prescribed or permitted by FLOIR. The commissioner of FLOIR has the right to permit other practices that may deviate from prescribed practices. The Company’s insurance subsidiary does not obtain and follow any permitted practice. As of March 31, 2025 and December 31, 2024, the Company’s insurance subsidiary reported statutory capital and surplus of $164,586 and $149,586. For the three months ended March 31, 2025 and March 31, 2024, the Company’s insurance subsidiary reported statutory net income of $17,886 and $301. Statutory-basis surplus differs from stockholders’ equity reported in accordance with GAAP primarily because policy acquisition costs are expensed when incurred, certain assets that are not admitted assets are eliminated from the Consolidated Balance Sheet and surplus notes are reported as surplus rather than liabilities. In addition, the recognition of deferred tax assets is based on different recoverability assumptions.
The Florida statutes require a residential property insurance company to maintain statutory surplus as to policyholders of at least $1,500 or 10% of the insurer’s total liabilities, whichever is greater. Accordingly, as of March 31, 2025 and December 31, 2024, the Company’s insurance subsidiary exceeded the minimum statutory surplus requirement, which was $16,459 and $14,959, respectively.
Under Florida law, without regulatory approval, the Company’s insurance subsidiary may pay dividends if they do not exceed the greater of: (1) the lesser of 10% of surplus or net income, not including realized capital gains, plus a two-year
carry forward; (2) 10% of surplus, with dividends payable limited to unassigned funds minus 25% of unrealized capital gains; or (3) the lesser of 10% of surplus or net investment income plus a three-year carry forward with dividends payable limited to unassigned funds minus 25% of unrealized capital gains. The Company’s insurance subsidiary did not pay any dividends during 2025, and it can still pay dividends without regulatory approval.

American Integrity Insurance Group, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except unit and per unit data, unless otherwise stated)

The Company’s insurance subsidiary is also required annually to comply with the National Association of Insurance Commissioners (“NAIC”) risk-based capital (“RBC”) requirements. RBC requirements prescribe a method of measuring the amount of capital appropriate for an insurance company to support its overall business operations in light of its size and risk profile. NAIC RBC requirements are used by regulators to determine appropriate regulatory actions relating to insurers who show signs of a weak or deteriorating condition. As of March 31, 2025 and December 31, 2024, based on calculations using the appropriate NAIC RBC formula, the Company’s insurance subsidiary reported total adjusted capital in excess of the requirements.
The Company’s insurance subsidiary has maintained a cash deposit with the Insurance Commissioner of the State of Florida and other states in which the Company’s insurance subsidiary is authorized to write business in to meet regulatory requirements.
In addition, Florida property and casualty insurance companies are required to adhere to prescribed premium-to-capital
surplus ratios. Florida state law requires that the ratio of 90% of premiums written divided by surplus as to policyholders does not exceed 10 to 1 for gross premiums written or 4 to 1 for net premiums written. The Company’s insurance subsidiary had a ratio of gross and net premiums written to surplus of 1.2 to 1 and 0.8 to 1, respectively, which has met the requirements.
The Company also has the Catstyle reinsurance segregated account, where the Company can withdraw from cash held in the segregated account, but must provide written notice to the trustee in the form of a withdrawal notice in order to access the funds. However, consent of the grantor is not required to access the funds, and the funds’ use is not restricted. Catstyle is regulated by the Authority and is required to meet and maintain certain minimum levels of solvency and liquidity. Catstyle’s statutory capital and surplus necessary to satisfy the regulatory requirements in the aggregate was $13,735 and $9,610 as of March 31, 2025 and December 31, 2024, respectively. As of March 31, 2025 and December 31, 2024, the actual amount of statutory capital and surplus was $13,735 and $9,610, respectively. The liabilities of Catstyle are fully collateralized and accordingly capital and surplus are available to be paid out in dividends and subject to approval in accordance with regulations of the Authority.

10.	Members’ Equity and Temporary Members’ Equity
The Company has issued equity in the form of two classes of common units to its members and has issued temporary equity in the form of Class B common units (collectively the “Units”). The Company retains the corporate authority to issue additional units in accordance with the Company’s LLC Operating Agreement. All unitholders are eligible to receive distributions and distributions have been proportionally allocated.
Common Units
Class A Units
Within Class A units, the Company has 92,096 units issued and outstanding as of March 31, 2025 and December 31, 2024. Class A unitholders are entitled to one vote for each unit. The A unitholders were entitled to the return of their original capital contributions made plus interest at the rate of 12% per annum. The capital contributions plus interest were repaid in 2007, the same year of issuance.
Class B Units
Within Class B units, the Company has 27,900 units issued and outstanding as of March 31, 2025 and December 31, 2024. Class B unitholders are entitled to one vote for each unit. The Class B units were issued as compensation to the founder of the Company upon the Company’s formation in 2006 and vested immediately. The Class B units contained a right to convert into Class A units, which is exercisable upon termination of employment of the

American Integrity Insurance Group, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except unit and per unit data, unless otherwise stated)

founder. The Class B units also include a puttable redemption feature, which provides compensation to the Class B unitholders upon death or disability if while employed, thus these are determined to be temporary members’ equity. Since the Class B units were issued upon the formation of the Company before the Company had any assets or substantive operations, it was determined that the Class B units had a grant date fair value of $0 upon issuance. Accordingly, no amounts have been recognized in the Company’s financial statements for the Class B units. As of March 31, 2025, the Company concluded that the Class B units are not probable to become redeemable.
Class C Units
Within Class C units, the Company has 2,904 units issued and outstanding as of March 31, 2025 and December 31, 2024. Class C unitholders are no
t entitled to vote. The C units were issued to key employees at the Company upon the Company’s formation in 2006 in exchange for services and vested immediately with no conversion options. Since the Class C units were issued upon the formation of the Company before the Company had any assets or substantive operations, it was determined that the Class C units had a grant date fair value of $0 upon issuance. Accordingly, no amounts have been recognized in the Company’s financial statements for the Class C Units.
The Company has analyzed these awards under both ASC 718 and ASC 480 and concluded that the Class A and Class C awards should be classified as equity.
There were no changes in the number of Class A, Class B or Class C units issued and outstanding as of March 31, 2025 or the year ended December 31, 2024.
Refer to Note 18 – “
Subsequent Events
” for further information regarding changes in organizational structure and the co ntri
bution of these units subsequent to quarter end and in connection with the IPO.
Distributions
AIIG is a legal entity separate and distinct from its subsidiaries. As a holding company, the primary sources of cash needed to meet its obligations are distributions, dividends, and other permitted payments from its subsidiaries and consolidated VIEs. While there are no restrictions on distributions from AIMGA, AICS, PA, and PIC, dividends from AIICFL and Catstyle are restricted. See Note 9 – “
Regulatory Requirements and Restrictions
” for the restrictions on dividends from AIICFL and Note 3 – “
Variable Interest Entity
” for restrictions on dividends from Catstyle.
Taxable income is allocated to the members in accordance with the United States Internal Revenue Code and the Company’s LLC Operating Agreement. Distributions to members totaling
$4.9 million and $0.0 million characterized as tax distributions, were declared and paid during the three months ended March 31, 2025 and 2024, respectively.
Additionally, according to the Company’s LLC Operating Agreement, the Company’s Board of Directors may, at their discretion, declare distributions to the members in the form of: (1) a return of capital contribution plus interest for Class A unit holders and (2) distributions to holders of the Units proportionally in accordance with their respective percentage ownership interests. The Company made $10.0 million and $4.0 million of discretionary distributions to members during the three months ended March 31, 2025 and 2024, respectively.

American Integrity Insurance Group, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except unit and per unit data, unless otherwise stated)

11.	Segment Reporting
The Company concluded that it has only one reportable operating segment. This conclusion is based on the three characteristics of an operating segment within ASC 280. As there is a single reportable segment, the chief operating decision maker uses information that is presented in the Consolidated Financial Statements to evaluate the performance of the single segment, including net income as the measure of profit or loss. The measure of segment assets is reported on the balance sheet as total consolidated assets.

12.	Earnings Per Unit
Basic earnings per unit is computed by dividing net income available to unitholders by the weighted-average number of units outstanding during the year. Class A, B and C units all have the same rights to share in the Company’s earnings and dividends.
The following table presents the net income and the weighted average number of units outstanding used in the earnings per unit calculations. There were no potentially dilutive instruments for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
	2025	2024
Net income	$38,096	$12,106
Income allocated to participating securities	(2,190)	(521)

Net income attributable to unitholders	$35,906	$11,585

Weighted average number of units outstanding – basic and diluted	122,900	122,900

Basic and diluted earnings per unit	$292.15	$94.27

13.	Other Comprehensive Income (Loss)
Comprehensive income (loss) includes changes in unrealized gains and losses on fixed maturities classified as available-for-sale.
Reclassification adjustments for realized (gains) losses are reflected in net realized gains (losses) on investments on the Condensed Consolidated Statement of Operations.
The following tables are summaries of other comprehensive income (loss) and discloses the tax impact of each component of other comprehensive income (loss) for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31, 2025
	Pre-Tax	Income Tax Benefit (Expense)	Net-of-Tax Amount
Net changes to available-for-sale securities:
Unrealized holding gains (losses) arising during period	$612	$(155)	$457
Reclassification adjustment for (gains) losses realized in net income	(16)	4	(12)

Other comprehensive income (loss)	$596	$(151)	$445

American Integrity Insurance Group, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except unit and per unit data, unless otherwise stated)

	Three Months Ended March 31, 2024
	Pre-Tax	Income Tax Benefit (Expense)	Net-of-Tax Amount
Net changes to available-for-sale securities:
Unrealized holding gains (losses) arising during period	$48	$(7)	$41
Reclassification adjustment for (gains) losses realized in net income	(7)	2	(5)

Other comprehensive income (loss)	$41	$(5)	$36

14.	Income Taxes
AIIG and its non-insurance subsidiaries, are included in a single partnership return for United States federal and state income tax purposes and are not subject to United States income tax. AIICFL is organized as a corporation and is a taxable entity. Consequently, the taxable income of AIIG and its non-insurance subsidiaries is reported to its members for inclusion in the respective income tax returns. The Company’s LLC Operating Agreement requires distributions to members in order for each member to pay federal income taxes that may be owed by them due to the taxable income attributable to them from their interests in the Company.
During the three months ended March 31, 2025 and 2024, the Company recorded approximately $4,813 and $1,201, respectively, of income tax expense, which resulted in effective tax rates of 11.2% and 9.0%, respectively. The Company has evaluated the circumstances for the three months ended March 31, 2025 and 2024, respectively, and determined that it is unable to make a reliable estimate of its ordinary income or related tax expense for the fiscal year. Therefore, the Company has calculated the income tax expense for the three months ended March 31, 2025 and 2024, respectively, based on the discrete effective tax rate. The Company’s estimated effective tax rate differs from the statutory federal tax rate due to state and income taxes as well as certain nondeductible and tax-exempt
items.
A valuation allowance must be established for deferred tax assets when it is more likely than not that the deferred tax assets will not be realized based on available evidence both positive and negative, including recent operating results, available tax planning strategies, and projected future taxable income. As of December 31, 2024, management concluded, based on the evaluation of the positive and negative evidence, that it is more likely than not that the deferred tax assets will be realized and therefore no valuation allowance on the Company’s deferred tax assets is required. The Company evaluates the realizability of its deferred tax assets each quarter, and as of March 31, 2025, based on all of the available evidence, management concluded that it is more likely than not that the deferred tax assets will be realized.

15.	Related Party Transactions
The Company was a party to a management and financial advisory services agreement with a company owned by one of its members. The fees for financial advisory services were negotiated in good faith by both parties on a case-by-case
basis. For financial oversight and monitoring services, the Company paid a fixed monthly fee under the terms of the agreement. During the three months ended March 31, 2025 and 2024, the Company incurred fees under the agreement of $234, which is recorded within general and administrative expenses. Subsequent to March 31, 2025, the management and financial advisory services agreement was terminated in conjunction with the planned offering for a payment of
$
3,000
. There were
no
amounts payable at March 31, 2025 or December 31, 2024, related to the agreement. This information is included in Note 18, “
Subsequent Events
” as a one-time expense at the IPO date.
The Company incurs legal fees for legal services provided by law firms whose principals are members of the Company. For the three months ended March 31, 2025 and 2024, the Company incurred legal fees for services totaling approximately $30, which is recorded within general and administrative expenses.

American Integrity Insurance Group, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except unit and per unit data, unless otherwise stated)

16.	Commitments and Contingencies
Obligations under Multi-Year Reinsurance Contracts
The Company purchases reinsurance coverage to protect its capital and to limit its losses when certain major events occur. The Company’s reinsurance commitments generally run from June 1 of the current year to May 31 of the following year. From time to time, certain of the Company’s reinsurance agreements may be for periods longer than one year. Amounts payable for coverage during the current June 1 to May 31 contract period are recorded as reinsurance payable in the Condensed Consolidated Balance Sheets. Multi-year contract commitments for future years are recorded at the beginning of the coverage period. As of March 31, 2025 and December 31, 2024, there were no multi-year reinsurance contract obligations.
Litigation
Lawsuits and other legal proceedings are filed against the Company from time to time. Many of these legal proceedings involve claims under insurance policies that the Company underwrites. The Company is also involved in various other legal proceedings and litigation unrelated to claims under the Company’s contracts, which arise in the ordinary course of business. The Company accrues amounts resulting from claim-related legal proceedings in unpaid losses and loss adjustment expenses during the period it determines an unfavorable outcome becomes probable and amounts can be estimated. Management believes that the resolution of these legal actions will not have a material impact on the Company’s financial statements. The Company contests liability and/or the amount of damages as appropriate in each pending matter.
Leases
On February 20, 2025, the Company entered into a
152-month
lease agreement for approximately 75,000 square feet of new office space, where the Company will gain access to office suites in phases beginning in the first half of 2026. The asset has not been made available for use by the Company, and once made available for use, the Company will record the corresponding right-of-use
asset and lease liability. The Company will begin paying rent on the leased space in December 2026 and future minimum lease commitments amount to $45,724 over the lease term.
Florida Insurance Guaranty Association
In April 2023, the Florida Insurance Guaranty Association (“FIGA”) issued an order for the collection of a 1.0% FIGA assessment policy surcharge for policies effective October 1, 2023 through September 30, 2024. The order directed member insurance companies to collect policy surcharge amounts in advance and to remit those surcharge amounts to FIGA on a quarterly basis. The Company recorded an accrued liability totaling $1,799 and $1,195 in other liability and accrued expenses as of March 31, 2025 and December 31, 2024, which represents the policy surcharge amounts collected, but unremitted to FIGA as of that date.
Profit Participation Plan
The Company had a profit participation plan (the “PPP”) whereby certain key employees were granted the right to receive cash distributions from the Company based on specific participation ratios and hurdle values determined at the time of grant. The hurdle value is based on the Board of Director’s determination of the value of equity for the Company. The award agreement stipulates that cash distributions will only be made if the Company makes a cash distribution to unitholders and the equity value for the Company remains in excess of the hurdle value after the distribution to unitholders takes place. The distribution is also subject to approval by the Board of Directors.

American Integrity Insurance Group, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except unit and per unit data, unless otherwise stated)

As the payment for the participation plan is not certain until the Board of Directors approves the payment amounts, the Company has determined that the liability and compensation cost will not be recognized until the date that the Board of Directors declares the distributions effective each year. As of March 31, 2025 and December 31, 2024, there was no liability recorded related to PPP.

17.	Leases
Operating lease cost was $543 and $542 for the three months ended March 31, 2025 and 2024, respectively, and is included in other operating expenses on the Condensed Consolidated Statement of Operations. Short-term and variable lease cost was immaterial for the three months ended March 31, 2025 and 2024.
The following table provides supplemental balance sheet information about the Company’s leases as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Operating leases:
Right-of-use assets	$2,019	$2,498
Lease liability	$2,110	$2,612
Weighted-average remaining lease term:
Operating leases	0.96 years	1.18 years
Weighted-average discount rate:
Operating leases	2.84%	2.75%
Supplemental disclosure of cash flow information related to leases was as follows for the for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$562	$545
The estimated future minimum payments of operating leases as of March 31, 2025 are as follows:

Operating Leases
2025 remaining	$1,702
2026	428
2027	7
2028	—
2029	—
Thereafter	—

Total lease payments	2,137
Less: imputed interest	(27)

Present value of lease liabilities	$2,110

American Integrity Insurance Group, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except unit and per unit data, unless otherwise stated)

18.	Subsequent Events
Initial Public Offering and Corporate Contribution
On May 9, 2025, immediately prior to the IPO of American Integrity Insurance Group, Inc., the holders of all of the outstanding equity interests in AIIG, contributed all of their equity interests in AIIG, to American Integrity Insurance Group, Inc., a Delaware corporation, in exchange for the issuance of an aggregate of 12,904,495 shares of Common Stock. As the entities were under common control, this transaction was accounted for as a transfer between entities under common control, with no change in the basis of the contributed equity interests.
In addition, the Company completed its IPO of an aggregate of 6,875,000 shares of Common Stock at a price to the public of $16.00 per share, 6,250,000 of which shares were sold by the Company and 625,000 of which shares were sold by certain selling stockholders. The gross proceeds to the Company from the IPO were $100 million and gross proceeds to the selling stockholders from the IPO were $10 m il
lion, before deducting underwriting discounts and commissions and estimated offering expenses of approximately $18.5 million, which consists of $7 million of underwriter commission, approximately $4.7 million of deferred offering expenses, of which $1.7 million was deferred during the first quarter of 2025 and other one-time expenses at the IPO date of $6.8 million. The Company did not receive any proceeds from the sale of shares of Common Stock in the offering by the selling stockholders. The selling stockholders granted the underwriters an option, for a period of 30 days, to purchase up to 1,031,250 additional shares of Common Stock (the “Option Shares”).
On May 12, 2025, the underwriters notified the Company and the Selling Stockholders that they had elected to exercise the option in full. The offering of the Option Shares closed on May 13, 2025. All of the Option Shares were sold by the Selling Stockholders. The Company did not receive any of the proceeds from the sale of the O pti
on Shares by the Selling Stockholders, and gross proceeds to the Selling Stockholders for the sale of the Option Shares were $16.5 million.
The Company’s Common Stock is listed on the New York Stock Exchange under the symbol “AII.”
Restricted Stock Awards
Also in connection with the IPO, the Company effected the net issuance of approximately 417,470 shares of Common Stock in connection with the Restricted Stock Grants made upon the consummation of the IPO after giving effect to the withholding of approximately 234,587 shares of Common Stock to satisfy the estimated tax withholding and remittance obligations. This will result in approximately $10.4 million of stock compensation expense that will be recorded in the second quarter of 2025.
Profit Participation Plan Payout
Subsequent to March 31, 2025, but prior to the IPO an $8 million tax distribution was made to certain key employees that were a part of the profit participation plan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides a detailed analysis of our financial condition, results of operations, liquidity, and capital resources. Investors should read this section alongside our unaudited financial statements and related notes included in this Quarterly Report on Form 10-Q, as well as our audited financial statements and related notes included in our prospectus, dated May 7, 2025 filed with the Securities and Exchange Commission pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on May 8, 2025. This analysis includes forward-looking statements, which are subject to various risks and uncertainties. Actual results may differ from projections due to factors beyond our control, as detailed under Part II, Item 1A “Risk Factors.” References to the “Company,” “American Integrity,” “we,” “us” or “our” refer to American Integrity Insurance Group, Inc. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to those differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in “Risk Factors” and “Special Note Regarding Forward-Looking Statements.”

Overview

We are a profitable and growing insurance group headquartered in Tampa, Florida. Through our insurance carrier subsidiary, American Integrity Insurance Company of Florida, Inc. (“AIICFL”), we provide personal residential property insurance for single-family homeowners and condominium owners, as well as coverage for vacant dwellings and investment properties, predominantly in Florida. 97.3% of our direct premiums written for the three months ended March 31, 2025 and 96.9% of our policies in-force as of March 31, 2025 were in Florida. More than 70% of our in-force premium is in the insurance market in which we underwrite and sell policies to policyholders where we may freely choose or reject without the assistance of residual market mechanisms (the “Voluntary Market”) with 98% of such in-force premium in our core Florida market and 2% in Georgia and South Carolina, where we have strategically expanded to support and enhance our relationships with our builder agency network.

We strive to generate consistent adjusted underwriting profits, exclusive of investment income or gains and losses from the sale of invested assets. Our goal is to achieve long-term profitability across economic and insurance cycles by maintaining a conservative financial position, increasing premiums written and risk exposure when we believe market conditions are favorable, and reducing risk exposure during periods when we believe market conditions are unfavorable and earning profits is more challenging. AIICFL, our statutory insurance carrier, maintains a Financial Stability Rating of “A” (Exceptional) by Demotech, and a financial strength rating of “BBB+” with a stable outlook from the Kroll Bond Rating Agency, LLC. Additionally, the Company maintains a BB+ rating, with stable outlook, from the Kroll Bond Rating Agency, LLC.

We generate revenue primarily from insurance premiums earned, net of reinsurance ceded. We also generate revenue from policy fees, installment income fees, income generated through the investment of our assets, and realized gains or losses on the sale of our invested assets. Our financial results are highly seasonal due to the occurrence of hurricanes and tropical storms typically between June 1st and November 30th of each year in Florida and the other states in which we operate. Our reinsurance purchasing, including our catastrophe excess of loss reinsurance coverages, which commence on June 1st annually, also materially influences our financial results and are impacted by changes in reinsurance rates or alterations in terms and conditions, including in attachment or loss retention levels.

Key Factors Affecting Our Results of Operations and Comparability Between Periods

Florida Trends. Prior to the legislative reforms passed in December 2022, the legal and regulatory environment in Florida posed significant challenges for property and casualty insurers, particularly due to excessive litigation and aggressive claims practices relating to issues such as assignment of benefits abuse, extended statute of limitations, and attorney fee multipliers led to disproportionately high litigation rates in Florida relative to other geographies. These factors increased claims costs and reinsurance expenses, impacting the profitability of insurers operating in Florida. Recent legislative changes, however, have improved operating conditions in the Florida market, including reducing non-hurricane-related claims lawsuits by 24.3% since December 2022. We believe these legislative reforms provide greater opportunities for us to profitably underwrite residential property insurance in Florida.

Citizens “Take-out” Program. In late 2024, we strategically expanded our policy base, assuming 68,844 policies, representing $112.4 million in assumed unearned premiums from Citizens Property Insurance Corporation (“Citizens”). In the first quarter of 2025, the Company expanded the policy base, assuming 16,632 policies from Citizens, representing $31.2 million in assumed unearned premiums. These policies we assume carry no upfront acquisition costs and are covered by our current treaty year reinsurance program.

Over the past decade, market conditions did not support take-outs from Citizens that aligned with our underwriting and profitability standards. Prior to 2024, our last assumption of policies from Citizens was in 2014. However, we believe recent regulatory changes, improvements in the data that is made available on Citizens policies and rate increases implemented by Citizens making pricing more comparable to what we charge in the Voluntary Market have made the opportunity to assume policies from Citizens more attractive.

Take-out opportunities, however, are subject to a number of market, timing and execution risks, and future take-out opportunities may or may not materialize.

Changing Climate Conditions. Over the past two decades, the increasing frequency and severity of severe weather events have highlighted the unpredictable nature of climate trends. Climate change has the potential to influence the occurrence and intensity of natural disasters, including convective storms, hurricanes, tornadoes, hailstorms, severe winter storms, and flooding, among others. This unpredictability creates challenges in assessing future risks and exposures.

We continuously monitor climate data and collaborate with climate change and catastrophe modeling experts to refine our risk assessment models, enhancing our preparedness for evolving climate-related challenges.

Seasonality of our Business. Our business is seasonal as hurricanes and other named storms typically occur in the geographies where we operate between June 1st and November 30th of each year. This may result in significant variability in our losses and loss adjustment expenses (“LAE”) depending on the number, location and strength of hurricanes and other named storms during these months as compared to other months. In addition, because our catastrophe reinsurance program renews on June 1st each year, the ceded premiums written recorded in the second quarter are typically substantially higher than any other quarter during a fiscal year. In some instances, this will cause our reported net premiums written to be negative (or substantially lower than other quarters) in the second quarter of each year.

Inflation. We may be adversely affected during periods of high inflation, primarily because of increased labor and material costs, which could cause claims and claim expenses to increase. This has been evident since the COVID-19 pandemic in early 2020. In addition, periods of high inflation can lead to periods of high interest rates, which may impact the performance of our investment portfolio. The impact of inflation on our results cannot be known with any certainty; however, we revise our reserves for unpaid losses as additional information becomes available, and reflect adjustments to our reserves, if any, in our earnings in the periods in which we determine the adjustments are necessary. We monitor inflation trends and factor them into the pricing of our new business and renewal policies.

Cost and Availability of Reinsurance. We purchase excess of loss and quota share reinsurance as part of our capital management strategy and in an effort to reduce volatility of earnings and protect our balance sheet from the impact of potential catastrophe events. Our ability to implement an effective reinsurance strategy is dependent, in part, on the cost and availability of reinsurance coverage. In recent years, reinsurance rates have significantly increased and terms and conditions have tightened (including reductions on what we are able to charge for claims administration), particularly for catastrophe exposed property lines of business. This can be attributed to a variety of factors, including high inflation and a rising interest rate environment, social inflation, the frequency and severity of natural catastrophes including large hurricanes in Florida such as Hurricane Ian and Milton, and reinsurance capacity constraints. We ceded 68.9% and 75.0% of our gross premiums earned in the three months ended March 31, 2025 and March 31, 2024, respectively.

Initial Public Offering and Corporate Contribution

On May 9, 2025, we completed our initial public offering (the “IPO”) of an aggregate of 6,875,000 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at a price to the public of $16.00 per share, 6,250,000 of which shares were sold by the Company and 625,000 of which shares were sold by certain selling stockholders. The gross proceeds to us from the IPO were $100 million, and gross proceeds to the selling stockholders from the IPO were $10 million, before deducting underwriting discounts and commissions and estimated offering expenses. On May 13, 2025, the underwriters completed the exercise of their option to purchase an additional 1,031,250 additional shares of Common Stock from the selling stockholders resulting in an additional $16.5 million in gross proceeds to the selling stockholders, before deducting underwriting discounts and commissions and estimated offering expenses. We did not receive any gross proceeds from the sales of shares of Common Stock by the selling stockholders. In connection with our IPO, we effected a net issuance of 417,470 shares of restricted stock to certain of our employees and consultants (the “Restricted Stock Grant”) after giving effect to the withholding of approximately 234,587 shares of Common Stock to satisfy the estimated tax withholding and remittance obligations (the “Restricted Stock Grant Net Settlement”). We incurred a one-time share-based compensation expense of approximately $10.4 million in connection with the Restricted Stock Grant and paid approximately $3.8 million in connection with the Restricted Stock Grant Net Settlement. The compensation expense for these awards will be recognized in the second quarter of 2025. Immediately prior to the IPO, the owners of the equity interests of American Integrity Insurance Group, LLC (“AIIG”) contributed all of their equity interests to the Company in exchange for an aggregate of 12,904,495 shares of Common Stock.

Results of Operations

Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024

The following table summarizes our results of operations for the three months ended March 31, 2025 and the three months ended March 31, 2024.

	Three Months Ended March 31,
($ in thousands)	2025	2024	$ Change	% Change
Gross premiums written	$212,150	$147,452	$64,699	43.9%
Change in gross unearned premiums	(1,994)	9,476	(11,470)	(121.0)%

Gross premiums earned	210,156	156,928	53,228	33.9%
Ceded premiums earned	(144,754)	(117,645)	(27,109)	23.0%

Net premiums earned	65,402	39,283	26,119	66.5%
Policy fees	2,204	1,554	650	41.8%
Net investment income	4,103	3,248	855	26.3%
Net realized gains (losses) on investments	16	6	9	153.9%
Other income	161	217	(57)	(26.1)%

Total Revenues	71,886	44,308	27,578	62.2%

Losses and loss adjustment expenses	20,862	20,365	496	2.4%
Policy acquisition expenses	3,107	5,354	(2,247)	(42.0)%
General and administrative expenses	5,008	5,282	(274)	(5.2)%

Total Expenses	28,977	31,001	(2,024)	(6.5)%

Income before taxes	42,909	13,307	29,602	222.5%
Income tax expense	4,813	1,201	3,613	300.9%

Net Income	$38,096	$12,106	$25,990	214.7%
Loss ratio[1]	30.9%	49.9%
Expense ratio[2]	12.0%	26.0%
Combined ratio[3]	42.9%	75.9%
Annualized return on equity[4]	92.9%	39.5%
Ceded catastrophe excess of loss premiums ratio[5]	41.4%	46.5%
Underlying loss and loss adjustment expense ratio[6]	30.0%	43.1%

(1)

Loss ratio is a key business metric and is the ratio of losses and LAE to net premiums earned plus policy fees. Management uses this operating metric to analyze our loss trends and believes it is useful for investors to evaluate this component separately from our other operating expenses.

(2)

Expense ratio is a key business metric and is the ratio of policy acquisition expenses and general and administrative expenses to net premiums earned plus policy fees. Management uses this metric to analyze our expense trends and believes it is useful for investors to evaluate these components separately from our loss and loss adjustment expenses.

(3)

Combined ratio is a key business metric, defined as the sum of the loss ratio and the expense ratio. Management uses this operating metric to analyze our total expense trends and believes it is a key indicator for investors when evaluating the overall profitability of our business.

(4)	Annualized return on equity is a key business metric, defined as net income, annualized, divided by the average beginning and ending members’ equity during the applicable period.

(5)

Ceded catastrophe excess of loss premiums ratio is a key business metric and a non-GAAP measure defined as ceded catastrophe excess of loss premiums earned divided by gross premiums earned. We view this ratio as meaningful to our business as it provides a view into the cost of our catastrophe reinsurance program. The most directly comparable GAAP financial measure is the ratio of ceded premiums earned to gross premiums earned. The Ceded Catastrophe Excess of Loss Premiums Ratio measure should not be considered a substitute for ceded premiums earned and does not reflect the overall profitability of our business.

(6)

Underlying loss and loss adjustment expense ratio is a key business metric and a non-GAAP measure defined as the ratio of loss and LAE, net, less current year net catastrophe losses and net prior year reserve development divided by net premiums earned plus policy fees. We view this ratio as meaningful to our business as it allows us to analyze our loss trends before the impact of catastrophe losses and prior year reserve development. The most directly comparable GAAP measure is the loss ratio. The underlying loss and LAE ratio should not be considered a substitute for the loss ratio and does not reflect the overall profitability of our business.

Revenues

Gross premiums written are the amount received or to be received for insurance policies written or assumed by us during a specific period of time, in each case prior to amounts ceded to reinsurers. We utilize gross premiums written to assess the growth of our business excluding the effects of ceded reinsurance.

Gross premiums written is generally impacted by:

•	Renewals of existing policies;

•	New business submissions;

•	Binding of new business submissions into policies;

•	Bound policies going effective;

•	Average premium of new and renewing policies;

•	Premium rates of new and renewing policies; and

•	Assumption of policies from third-party carriers and/or Florida state-supported insurers, including from the Citizens “depopulation” programs.

For the three months ended March 31, 2025, gross premiums written increased by $64.7 million, or 43.9%, to $212.2 million, compared to $147.5 million for the three months ended March 31, 2024. This increase was due largely to an increase in assumed written premiums related to our strategic participation in the Citizens take-out program, and to premium from new policies written through the Voluntary Market.

Policies in-force were 383,332 as of March 31, 2025, an increase of 42.9% compared to policies in-force of 268,326 as of March 31, 2024, and an increase of 7.6% compared to policies in-force of 356,108 as of December 31, 2024. The increase in our policies in-force was primarily due to new policies written through the Voluntary Market and first quarter 2025 Citizens take-outs. During the three months ended March 31, 2025, we wrote 24,554 policies in the Voluntary Market, which was an increase from 14,843 policies in the Voluntary Market during the three months ended March 31, 2024. We experienced policy retention rates of 78.1% during the first quarter of 2025, which represents a positive trend.

($ in thousands)	In-Force Premium	Policies In-Force
As of March 31, 2025
Voluntary Market(1)	$652,888	293,577
Citizens Legacy Take-Outs(2)	28,661	7,106
Citizens Take-Outs(3)	35,364	13,256
FY 2024 Citizens Take-Outs(4)(5)	144,998	52,875
FY 2025 Citizens Take-Outs(4)(6)	47,628	16,518

Total	$909,539	383,332

(1)

During the three months ended March 31, 2025, we wrote 24,554 policies in the Voluntary Market, which was an increase from 14,843 policies in the Voluntary Market during the three months ended March 31, 2024.

(2)	Reflects policies assumed from Citizens in or prior to 2014 that have since been renewed directly with the Company. The Company did not conduct any take-outs in the years 2015 through 2023.
(3)	Reflects policies assumed from Citizens that have since renewed directly with the Company.
(4)

Reflects policies assumed from Citizens during the stated calendar year that have less than a year remaining under their current Citizens policy and will be offered a renewal policy with the Company upon expiration.

(5)	There were 68,844 policies assumed from Citizens during the fourth quarter of 2024; and 66,131, or 96.1%, were still in-force as of March 31, 2025.
(6)	There were 16,632 policies assumed from Citizens during the first quarter of 2025; and 16,518 policies, or 99.3%, were still in-force as of March 31, 2025.

Policies in-force represents the number of active insurance policies with coverage in effect as of the end of the period referenced. We utilize the change in the number of policies in force to assess the trajectories of our operations.

In-force premium represents the annual premium for active insurance policies with coverage in effect as of the end of the period referenced.

The following table shows the policies in-force and in-force premiums by product as of March 31, 2025 and March 31, 2024:

	As of March 31,
	2025		2024
($ in thousands)	Policies in-force	In-force premium	Policies in-force	In-force premium
HO-3	245,758	$592,821	165,860	$430,425
HO-4	3,773	1,064	3,930	1,105
HO-6	14,639	27,256	9,259	19,516
MHO	6,768	22,951	9,049	27,424
DP-1 (Including vacant)	27,894	66,868	28,014	65,150
DP-3	74,142	193,426	43,574	127,973
Watercraft	3,367	4,072	2,352	2,725
Golf Cart	6,916	1,053	5,372	814
Umbrella	75	28	916	354

Total	383,332	$909,539	268,326	$675,486

The following table shows the policies in-force and in-force premiums by county in Florida as of March 31, 2025 and March 31, 2024:

	As of March 31,
($ in thousands)	2025		2024
County	Policies in-force	In-force premium	Policies in-force	In-force premium
LEE	26,487	$74,914	23,728	$73,976
ORANGE	24,601	56,588	16,237	41,249
POLK	24,484	45,436	18,206	36,135
DUVAL	21,812	38,315	17,126	33,468
HILLSBOROUGH	20,370	50,440	15,914	43,601
PALM BEACH	19,355	79,869	2,880	14,705
PASCO	18,210	38,407	15,076	33,547
OSCEOLA	18,146	38,335	8,173	18,299
MARION	15,547	24,249	12,411	23,048
BREVARD	13,588	34,184	8,043	22,394
VOLUSIA	12,980	28,202	11,376	26,701
Others	167,752	400,600	119,156	308,363

Total	383,332	$909,539	268,326	$675,486

Gross premiums earned represent the earned portion of our gross premiums written, adjusted by the change in gross unearned premium. Premiums associated with written, and assumed policies are earned ratably over the remaining term of the policy, respectively, which is typically one year.

Gross premiums earned increased to $210.2 million for the three months ended March 31, 2025 from $156.9 million for the three months ended March 31, 2024. The $53.3 million, or 33.9%, increase was due largely to our increase in gross premiums written related to the Citizens take-outs.

Ceded premiums written represent the gross premiums written that are ceded to reinsurers under our reinsurance treaties. We enter into reinsurance contracts to limit our exposure to potential large catastrophe losses and severe non-catastrophe losses, and in the case of our quota share, to provide additional capacity for growth. Ceded premiums written are impacted by the level of our gross premiums written and decisions we make from time to time to adjust our net retention levels, quota share terms, facultative reinsurance terms, property per risk terms and catastrophe excess of loss terms and capacity, as well as the pricing and availability of reinsurance generally.

Ceded premiums earned represent the earned portion of our ceded premiums written, adjusted by the change in ceded unearned premiums. We recognize the cost of our reinsurance program and ceded premiums earned ratably over the 12-month term of the arrangements.

Ceded premiums earned increased $27.1 million, or 23.0%, to $144.8 million for the three months ended March 31, 2025 from $117.6 million for the three months ended March 31, 2024. The increase in ceded premiums earned was due to growth in our gross premiums earned.

Net premiums written reflect gross premiums written, less ceded premiums written.

Net premiums earned reflect gross premiums earned, less ceded premiums earned.

Net premiums earned grew by $26.1 million, or 66.5%, reaching $65.4 million for the three months ended March 31, 2025, up from $39.3 million for the three months ended March 31, 2024. This increase was due largely to the increase in gross premiums earned without a proportionate increase in ceded premiums earned, both driven largely by our participation the Citizens take-out program.

Policy fees represent various upfront policy fees paid by policyholders on new and renewal insurance policies. In accordance with ASC 606, policy fees are recognized and earned upon collection as they are not subject to refund, and our service obligation is fulfilled when the policy is issued.

Policy fees increased $0.6 million, or 41.8%, to $2.2 million for the three months ended March 31, 2025 from $1.6 million for the three months ended March 31, 2024. The increase in voluntary policies written during the three months ended March 31, 2025 contributed to the increase in policy fees.

Net investment income includes interest earned from cash, cash equivalents, fixed maturity securities and short-term investments. Our invested assets primarily consist of cash and fixed-maturity securities. The primary factors affecting net investment income include the size of our investment portfolio and the yield generated by the underlying securities held in the portfolio.

Net investment income increased $0.9 million, or 26.3%, to $4.1 million for the three months ended March 31, 2025 from $3.2 million for the three months ended March 31, 2024. The increase in net investment income was due to an increase in invested assets primarily driven by an increase in cash and cash equivalents and fixed-maturity securities.

Net realized gains (losses) on investments reflect the differences between the amount received by us upon the sale of a security and the amortized cost of the security, as well as allowances for credit losses recognized in earnings, if any.

We continuously seek to optimize our investment portfolio. Sales of available-for-sale debt securities resulted in net realized investment gains of $15,518 for the three months ended March 31, 2025 and net realized investment gains of $6,112 for the three months ended March 31, 2024.

Other income represents installment fees earned by us when policyholders elect to pay their premium over time as opposed to in full at inception of the policy and other miscellaneous items.

Other income decreased by $56,703, or 26.1%, to $160,672 for the three months ended March 31, 2025 from $217,375 for the three months ended March 31, 2024.

Expenses

Losses and loss adjustment expenses reflect losses and expenses paid to resolve claims, such as fees paid to claims adjusters, attorneys and investigators, and changes in our reserves for unpaid losses and LAE during the fiscal period, in each case net of losses and LAE ceded to reinsurers. Losses and LAE include a provision for claims that have occurred but have not yet been reported to us. These expenses are a function of the amount and type of insurance contracts we write, and the loss experience associated with the underlying coverage. Additionally, losses and LAE include the financial benefit from the management of claims, by American Integrity Claims Services, LLC, our in-house third-party administrator that earns fees for managing certain policies we issue, including claim fees ceded to reinsurers, which is an offset (contra expense) to LAE. Our losses and LAE are generally affected by:

•	the occurrence, frequency and severity of claims associated with the particular types of insurance contracts that we write;

•	the occurrence of large catastrophe weather events in the states where we operate: Florida, Georgia and South Carolina;

•	the reinsurance agreements we have in place at the time of a loss;

•	the mix of business written by us;

•	changes in the legal or regulatory environment related to the business we write;

•	trends in legal defense costs; and

•	inflation in the cost of claims including inflation related to labor and building materials.

Losses and LAE increased $0.5 million, or 2.4%, to $20.9 million for the three months ended March 31, 2025 from $20.4 million for the three months ended March 31, 2024. The increase in losses and LAE was driven primarily by gross premiums earned.

Policy acquisition expenses are costs we incur in connection with the acquisition of an insurance policy including commissions paid to distribution partners at the time of policy issuance, policy administration fees paid to third-party administrators at the time of policy issuance, premium taxes, and inspection fees. These policy acquisition expenses are partially offset by ceding commission we receive from third-party reinsurers participating on our net quota share program in connection with us ceding a portion of our gross premiums written. We recognize policy acquisition expenses and ceding commissions ratably over the term of the underlying policies. Ceding commissions are reported as a reduction to policy acquisition costs and general and administrative expenses and allocated to each based upon the proportion these costs bear to production of new business.

Policy acquisition expenses decreased $2.2 million, or 42.0%, to $3.1 million for the three months ended March 31, 2025 from $5.4 million for the three months ended March 31, 2024. The decrease was due primarily to an increase in non-catastrophe ceded commissions and the lack of acquisition costs on the Citizens policies assumed during the fourth quarter of 2024 and first quarter of 2025 before they are renewed.

General and administrative expenses consist of expenses of our operations including employee compensation and benefits, technology costs, facilities costs and professional services fees, including legal, accounting and actuarial fees, as well as general corporate overhead expenses. As noted above, a certain portion of our ceding commissions are allocated to general and administrative expenses.

General and administrative expenses were $5.0 million for the three months ended March 31, 2025, consistent with $5.3 million for the three months ended March 31, 2024.

Income tax expense relates to federal and state income taxes. The amount of income tax expense or benefit recorded in future periods will depend on the jurisdictions in which we operate and the tax laws and regulations in effect. The Company is subject to payment of U.S. federal and state income taxes as a corporation.

Income tax expense was $4.8 million and $1.2 million for the three months ended March 31, 2025 and 2024, respectively. Our effective tax rate for the three months March 31, 2025 and 2024 was 11.2% and 9.0%, respectively. The increase was primarily due to a greater amount of taxable income.

Key Business Metrics and Ratios

Loss ratio, expressed as a percentage, is the ratio of losses and LAE to net premiums earned plus policy fees. We add policy fees to net premiums earned when calculating our loss and expense ratios to include the total revenue produced by a policy, given they are earned when a policy is written. Our loss ratio decreased by 19 percentage points for the three months ended March 31, 2025, to 30.9%, compared to 49.9% for the three months ended March 31, 2024. The decrease in the loss ratio was primarily due to the increase in net premiums earned driven largely by our recent participation in the Citizens take-out program.

Expense ratio, expressed as a percentage, is the ratio of policy acquisition expenses and general and administrative expenses to net premiums earned plus policy fees. Our expense ratio improved by 14% to 12.0% for the three months ended March 31, 2025 compared to 26.0% for the three months ended March 31, 2024 were due to the increase in net premiums earned driven largely by our recent participation in the Citizens take-out program.

Combined ratio is the sum of the loss ratio and the expense ratio. We utilize combined ratio to assess our underwriting performance. A combined ratio below 100% indicates an underwriting profit, while a combined ratio exceeding 100% indicates an underwriting loss. Overall, our combined ratio improved to 42.9% for the three months ended March 31, 2025 from 75.9% for the three months ended March 31, 2024. This improvement was due largely to our recent participation in the Citizens take-out program, which resulted in a financial benefit by reducing our expense ratio and loss ratio and resulted in a disproportionate increase in net earned premiums due to the ability to defer the purchase of additional catastrophe excess of loss reinsurance purchases on the newly assumed policies until the June 1, 2025 treaty year. We expect this benefit to decrease in future quarters as policies assumed in Citizens take-outs renew or are not renewed on their renewal date.

Annualized Return on equity is defined as net income, annualized, divided by the average beginning and ending members’ equity during the applicable period. Our annualized return on equity increased to 92.9% for the three months ended March 31, 2025 from 39.5% for the three months ended March 31, 2024. The increase in our annualized return on equity ratio was due to the financial benefits related to our recent participation in the Citizens take-out program, primarily due to an increase in net income during the period.

Key Business Metrics and Non-GAAP Financial Measures

We utilize these non-GAAP financial measures to analyze our business and provide useful information about our financial performance. The non-GAAP financial measures are not recognized terms under GAAP and should not be considered as alternatives to the corresponding GAAP measures of financial performance, or any other performance measure derived in accordance with GAAP. Because not all companies use identical calculations, the presentation of the non-GAAP financial measures may not be comparable to other similarly titled measures of other companies and can differ significantly from company to company. Our management uses these non-GAAP financial measures, in conjunction with GAAP financial measures, as an integral part of managing our business and to, among other things: (i) monitor and evaluate the performance of our business operations and financial performance; (ii) facilitate internal comparisons of the historical operating performance of our business operations; (iii) facilitate external comparisons of the results of our overall business to the historical operating performance of other companies that may have different capital structures and debt levels and different go-to-market models; (iv) review and assess the operating performance of our management team; (v) analyze and evaluate financial and strategic planning decisions regarding future operating investments; and (vi) plan for and prepare future annual operating budgets and determine appropriate levels of operating investments.

We monitor the following key business metrics and non-GAAP financial measures that assist us in evaluating our business, measuring our performance, identifying trends and making strategic decisions. As such, we have presented the following non-GAAP measure, their most directly comparable GAAP measure, and key business metrics:

Non-GAAP Measure	Comparable GAAP Measure
Underwriting income (loss)	Income before taxes
Adjusted net income	Net income
Annualized adjusted return on equity	Annualized return on equity
Underlying loss and loss adjustment expense ratio	Losses and loss adjustment expense ratio
Ceded catastrophe excess of loss premiums ratio	Ceded premiums earned to gross premiums earned

Underwriting income (loss)

Underwriting income (loss) is a non-GAAP financial measure defined as income (loss) before income taxes, excluding net investment income, net realized gains and losses on investments, interest expense, other income and stock-based compensation expense. We use underwriting income as an internal performance measure in the management of our operations because we believe it gives us and users of our financial information useful insight into our results of operations and our underlying business performance and provides insight into the results of how effective our policy underwriting is. Underwriting income (loss) should not be viewed as a substitute for net income calculated in accordance with GAAP, and other companies may define underwriting income differently.

Underwriting income (loss) increased $28.8 million, or 74.5%, to $38.6 million for the three months ended March 31,

2025 from $9.8 million for the three months ended March 31, 2024. The increase was due largely to the financial benefits of our recent participation in the Citizens take-out program.

Underwriting income for the three months ended March 31, 2025 and 2024 reconciles to income before taxes as follows:

	Three Months Ended March 31,
($ in thousands)	2025	2024
Income before taxes	$42,909	$13,307
Less:

Net investment income	4,103	3,248
Net realized losses on investments	16	6
Other income	161	217

Underwriting income	$38,629	$9,836

Adjusted net income (loss)

Adjusted net income (loss) is a non-GAAP financial measure defined as net income excluding net realized gains or losses on investments and excludes expenses incurred in connection with our IPO, net of tax impact. We use adjusted net income as an internal performance measure in the management of our operations because we believe it gives us and users of our financial information useful insight into our results of operations and our underlying business performance excluding the impact of realized gains and losses on the sale of securities, which we do not view as core to the underlying trends in our business. Adjusted net income should not be viewed as a substitute for net income calculated in accordance with GAAP, and other companies may define adjusted net income differently.

Adjusted net income (loss) increased $26.0 million, or 214.7%, to $38.1 million for the three months ended March 31, 2025 from $12.1 million for the three months ended March 31, 2024. The increase was due largely to the financial benefits of our recent participation in the Citizens take-out program.

Adjusted net income (loss) for the three months ended March 31, 2025 and 2024 reconciles to net income as follows:

	2025		2024
($ in thousands)	Pre-tax	After tax	Pre-tax	After tax
Net Income	$42,909	$38,096	$13,307	$12,106
Less:
Net realized investment income	16	12	6	5
Adjusted net income (loss)	$42,893	$38,084	$13,301	$12,101

Annualized adjusted return on equity

Annualized adjusted return on equity is a non-GAAP financial measure defined as adjusted net income for the period on an annualized basis divided by the average of beginning and ending members’ equity during the applicable period. We use annualized adjusted return on equity as an internal performance measure in the management of our operations because we believe it gives us and users of our financial information useful insight into our underlying business performance. Annualized adjusted return on equity should not be viewed as a substitute for any metrics calculated in accordance with GAAP, and other companies may define annualized adjusted return on equity differently.

Annualized adjusted return on equity increased by 53.4 percentage points, to 92.9% for the three months ended March 31, 2025 from 39.5% for the year ended March 31, 2024. The increase in annualized adjusted return on equity over the prior period end balance was primarily due to results from operations and an increase in net income derived from the financial benefits of our recent participation in the Citizens take-out program.

Annualized adjusted return on equity for the three months ended March 31, 2025 and 2024 reconciles to annualized return on equity as follows:

	For the Three months ended March 31,
($ in thousands)	2025	2024
Net income (loss)	$38,096	$12,106
Average beginning and ending members’ equity	$164,072	$122,595
Annualized return on equity(1)	92.9%	39.5%
Adjusted net income (loss) (after tax), annualized	$38,084	$12,101
Average members’ equity(2)	$164,072	$122,595
Annualized adjusted return on equity	92.9%	39.5%

(1)	Annualized return on equity is net income divided by average beginning and ending members’ equity, multiplied by four.
(2)	Adjusted return on equity is the adjusted net income (loss) (after tax) divided by the average beginning and ending members’ equity, multiplied by four.

Underlying loss and loss adjustment expense ratio

Underlying loss and loss adjustment expense ratio is a non-GAAP measure. We calculate the underlying loss and loss adjustment expense ratio by subtracting current year net catastrophe losses and prior year net reserve development from total net losses and LAE and dividing that amount by the sum of total net premiums earned plus policy fees. We use the underlying loss and LAE ratio to allow us to analyze our loss trends before the impact of catastrophe losses and prior year reserve development. These two items can have a significant impact on our loss trends in a given period. We believe it is useful for investors to evaluate these components both separately and in the aggregate when reviewing our performance. The most directly comparable GAAP measure is net loss and LAE ratio. The underlying loss and LAE ratio should not be considered a substitute for net loss and LAE ratio and does not reflect the overall profitability of our business.

We experienced unfavorable net prior year reserve development of $0.6 million for the three months ended March 31, 2025 and $0.5 million for the three months ended March 31, 2024. We experienced no catastrophe losses for the three months ended March, 31, 2025. For the three months ended March 31, 2024 we experienced $2.3 million of catastrophe losses related to PCS coded storm activity during the period.

The underlying loss and loss adjustment expense ratio decreased to 30.0% for the three months ended March 31, 2025 from 43.1% for the three months ended March 31, 2024, primarily due to improvements in the non-catastrophe loss environment and lower claims litigation trends and the disproportionate increase in net earned premium resulting from our recent participation in the Citizens take-out program.

The following table summarizes loss ratios and underlying loss and LAE ratios for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
($ in thousands)	2025	2024
Total Net Premiums Earned	$65,402	$39,283
Plus: Policy Fees	2,204	1,554

Total Net Premiums Earned Plus Policy Fees	$67,606	$40,837
Net Losses and Loss Adjustment Expenses, Net	$20,862	$20,365
Loss and Loss Adjustment Expense Ratio (% Net Premiums Earned Plus Policy Fees)	30.9%	49.9%
Less:
Current Year Net Catastrophe Losses	$—	$2,256
Prior Year Net Reserve Development	579	500

Underlying Loss and Loss Adjustment Expenses, Net	$20,283	$17,609
Underlying Loss and Loss Adjustment Expense Ratio (% Net Premiums Earned Plus Policy Fees)	30.0%	43.1%

Ceded catastrophe excess of loss premiums ratio

Ceded catastrophe excess of loss premiums ratio is a non-GAAP measure and, expressed as percentage, is defined as ceded catastrophe excess of loss premiums earned divided by gross premiums earned. We believe it is useful for investors to evaluate ceded catastrophe excess of loss premiums ratio as it provides a proxy for our cost of catastrophe reinsurance. The most directly comparable GAAP measure is the ratio of ceded premiums earned to gross premiums earned. The ceded catastrophe excess of loss premiums ratio measure should not be considered a substitute for ceded premiums earned and does not reflect the overall profitability of our business.

Ceded catastrophe excess of loss premiums ratio decreased 5.1 percentage points, to 41.4% for the three months ended March 31, 2025 from 46.5% for the three months ended March 31, 2024, primarily as a result of the disproportionate increase in gross earned premium related to our recent participation in the Citizens take-out program, partially offset by the increase in reinsurance costs from the June 1, 2024 catastrophe excess of loss reinsurance renewal.

The calculation of our ceded excess of loss premiums ratio is shown in the table below:

	Three Months Ended March 31,
($ in thousands)	2025	2024
Gross Premiums Earned	$210,156	$156,928
Total Ceded Premiums Earned	$(144,754)	$(117,645)
Less: NCQSR and other ancillary reinsurance treaties	(57,731)	(44,654)

Ceded Catastrophe Excess of Loss Premiums Earned	$(87,023)	$(72,991)
Ceded Catastrophe Excess of Loss Premiums Ratio	41.4%	46.5%

Liquidity and Capital Resources

Liquidity is a measure of a company’s ability to generate cash flows sufficient to meet the short-term and long-term cash requirements of its business operations. Funds generated from operations have been sufficient to meet our current and long-term liquidity requirements.

The liquidity of the Company, comprised of cash, cash equivalents and our liquid fixed income portfolio, fluctuates from time to time. As of March 31, 2025, our liquidity totaled $447.0 million. A portion of that liquidity is not held at AIICFL. The total cash and cash equivalents not held at the insurance subsidiary is $33.6 million, as of March 31, 2025. Our liquidity framework is designed to support operational flexibility, ensuring we can fund claims obligations, capital expenditures, and growth initiatives without reliance on external financing. In the event of a large loss event, we may utilize proceeds from our investment portfolio as a source of liquidity to service claims.

On May 9, 2025, we consummated our IPO and received net proceeds of approximately $81.5 million, after (i) deducting underwriting discounts and commissions totaling $7.0 million as well as $4.7 million of other expenses related to the offering, (ii) using approximately $3.8 million of the proceeds from the offering to satisfy the Restricted Stock Grant Net Settlement and (iii) using $3.0 million of the proceeds of the offering to terminate the management services agreement by and between James Sowell Company, L.P. and AIIG.

We maintain a disciplined capital management approach, balancing organic growth investments with stockholder return considerations. Our capital resources include:

•	Operating cash flow, which remains the primary source of funding for day-to-day operations and claim payments.

•	Reinsurance arrangements, which provide financial resilience against catastrophe loss events.

•	Potential strategic financing, including debt instruments or equity offerings, which may be considered to accelerate expansion opportunities.

Future capital requirements will be driven by business growth, regulatory capital needs, and evolving market conditions. Our goal is to optimize capital efficiency while maintaining a strong financial foundation for long-term success.

The principal source of liquidity at the Company is from its subsidiaries, including fees paid by the insurance subsidiary, AIICFL, and dividends paid by other subsidiaries generated from, among other things, income earned on policy fees and fees paid by AIICFL to American Integrity MGA, LLC (“AIMGA”) for general agency, inspections, agent commissions, general operating expenses and claims adjusting services.

Future capital allocation decisions, including dividend distributions and share repurchases, will be determined by our Board of Directors based on profitability trends, regulatory considerations, and long-term stockholder value objectives.

As discussed in Note 9 — “Regulatory Requirements and Restrictions” in our Notes to the Unaudited Condensed Consolidated Financial Statements, there are limitations on the dividends a subsidiary may pay to its immediate parent company.

The maximum amount of dividends that can be paid by Florida insurance companies without prior approval of the Florida Office of Insurance Regulation is subject to restrictions as referenced below and in Note 9 — “Regulatory Requirements and Restrictions” in the Notes to our Unaudited Condensed Consolidated Financial Statements. Dividends from AIICFL can only be paid from accumulated unassigned funds derived from net operating profits and net realized capital gains. Subject to such accumulated unassigned funds, the maximum dividend that may be paid by AIICFL to the Company without prior approval is further limited to the lesser of statutory net income from operations of the preceding calendar year or statutory unassigned surplus as of the preceding year end. As of the date hereof, AIICFL has not declared dividends.

Liquidity for AIICFL is primarily required to cover payments for reinsurance premiums, claims payments including potential payments of catastrophe losses (offset by recovery of any reimbursement amounts under our reinsurance agreements), fees paid to affiliates for managing general agency services, claims adjusting services, premium and income taxes, regulatory assessments, general operating expenses, and interest and principal payments on debt obligations. Principal sources of liquidity for AIICFL consist of the revenue generated from the collection of written premiums and the collection of reinsurance recoverable.

Principal sources of liquidity for the Company include fees paid by our insurance subsidiary, AIICFL, and dividends paid by other subsidiaries generated from, among other things, income earned on policy fees and fees paid by AIICFL to AIMGA for general agency, inspections, agent commissions, general operating expenses and claims adjusting services.

Cash flows

Our most significant source of cash is from premiums received from our policyholders, which, for most policies, we receive at the beginning of the coverage period, although some policyholders elect to pay in installments over the duration of the policy. Our most significant cash outflow is for the cost of our reinsurance agreements in the form of ceded premiums and for claims that arise when a policyholder incurs an insured loss. Because the payment of claims occurs after the receipt of the premium, sometimes years later, we invest the cash in various investment securities that earn interest and dividends. We also use cash to pay commissions to distribution partners, as well as to pay for ongoing operating expenses such as salaries, professional services and taxes. As described under “Reinsurance” below, we use reinsurance to manage the risk that we take on our policies. We cede, or pay out, part of the premiums we receive to our reinsurers and collect cash back when losses subject to our reinsurance coverage are paid.

The timing of our cash flows from operating activities can vary among periods due to the timing by which payments are made or received. Some of our payments and receipts, including loss settlements and subsequent reinsurance receipts, can be significant, so their timing can influence cash flows from operating activities in any given period. Management believes that cash receipts from premiums, proceeds from investment sales and redemptions and investment income are sufficient to cover cash outflows for the foreseeable future.

Our cash flows for the three months ended March 31, 2025 and 2024 were:

	Three months ended March 31,
($ in thousands)	2025	2024
Cash and cash equivalents (net) provided by (used in): Operating activities	$68,085	$(20,151)

Cash and cash equivalents (net) provided by (used in): Investing activities	8,343	(4,564)
Cash and cash equivalents (net) (used in): Financing activities	(14,978)	(4,125)

Net increase (decrease) in cash and cash equivalents	$61,450	$(28,840)

Cash provided by operating activities was $68.1 million for the three months ended March 31, 2025 compared to $(20.2) million used in operating activities for the three months ended March 31, 2024. The increase in cash provided by operating activities resulted from our strategic expansion through our Citizen’s take-out program.

Net cash provided by investing activities was $8.3 million for the three months ended March 31, 2025 compared to $(4.6) million used in investing activities for the three months ended March 31, 2024. The increase in net cash provided by investing activities was primarily attributable to the proceeds from sales and maturities of fixed income securities in excess of purchases of fixed maturity securities during the period.

Net cash used in financing activities was $(15.0) million for the three months ended March 31, 2025 compared to $(4.1) million used in financing activities for the three months ended March 31, 2024. The increase in net cash used in financing activities was primarily attributable to an increase in the distribution made to members to pay federal income tax and a discretionary distribution that was paid out to members. There was no capital raising activity for the three months ended March 31, 2025.

Capitalization

Capital resources provide protection for policyholders, furnish the financial strength to support the business of underwriting insurance risks and facilitate continued business growth. The following table provides our members’ equity, total long-term debt, total capital resources, debt-to-total capital ratio and debt-to-equity ratio as of March 31, 2025, and December 31, 2024.

($ in thousands)	March 31, 2025	December 31, 2024
Members’ equity	$186,058	$162,392
Long term debt	$926	$1,029
Total capital resources	$186,984	$163,421
Debt-to-total capital ratio	0.5%	0.6%
Debt-to-equity ratio	0.5%	0.6%

The debt-to-total capital ratio is calculated as total long-term debt divided by total capital resources, whereas the debt-to-equity ratio is calculated as total long-term debt divided by members’ equity. These ratios help management measure the amount of financing leverage in place in relation to equity and future leverage capacity.

Critical Accounting Estimates

In order to align with GAAP, preparing financial statements requires us to forecast future events through estimates and assumptions. These projections, along with their underlying assumptions, significantly impact the reported values of assets and liabilities, the disclosure of potential assets and liabilities, and the recorded figures for revenues and expenses. Among the accounting estimates, the accounting estimates discussed below are those that demand judgment, where different decisions could lead to substantial alterations in the reported outcomes. For a detailed discussion of our accounting policies, see our Notes to the Unaudited Condensed Consolidated Financial Statements. Our current critical accounting estimates are:

Liability for unpaid losses and loss adjustment expense

We set aside reserves, net of estimated subrogation, to provide for the estimated costs of paying losses and LAE under insurance policies we issued. Liability for unpaid losses and LAE represent management’s best estimate of the ultimate cost of settling all outstanding claims, including claims that have been incurred, but not yet reported (“IBNR”) as of a financial statement date. With the assistance of an independent, actuarial firm, we use statistical analysis to establish liabilities for unpaid losses and LAE. We do not discount the liability for unpaid losses and LAE for financial statement purposes. In establishing the liability for unpaid losses and LAE, actuarial judgment is relied upon in order to make appropriate assumptions to estimate a best estimate of ultimate losses. Those estimates are based on our historical information, industry information and estimates of trends that may affect the ultimate frequency of incurred but not reported claims and changes in ultimate claims severity.

We regularly review our reserve estimates and adjust them as necessary as experience develops or as new information becomes known to us. Such adjustments are included in current operations. During the loss settlement period, if we have indications that claims frequency or severity exceeds our initial expectations, we generally increase our reserves for losses and LAE. Conversely, when claims frequency and severity trends are more favorable than initially anticipated, we generally reduce our reserves for losses and LAE once we have sufficient data to confirm the validity of the favorable trends. Even after such adjustments, the ultimate liability may exceed or be less than the revised estimates. Accordingly, the ultimate settlement of losses and the related LAE may vary significantly from the estimate included in our consolidated financial statements.

Reserving for reported claims relies on a detailed assessment of individual risks, understanding the specifics of each claim, and considering the insurance policy terms related to the particular type of loss. Reserving for unreported claims and LAE involves utilizing historical data per line of insurance adjusted to present circumstances. Typically, the reserving process implicitly considers inflation by analyzing costs, trends, and reviewing historical reserving outcomes across several years.

The process of estimating the reserves for losses and LAE requires a high degree of judgment and is subject to several variables. Reserve estimates for our ultimate liability are derived using several different actuarial estimation methods, depending on the type of loss:

•

Loss development method: The loss development method uses actual loss data and the historical development profiles on older underwriting years to project more recent, less developed years to their ultimate position.

•

Frequency/severity methods: These methods are similar to the paid and case incurred loss development methods except that estimates of ultimate claim counts (a measure of claim frequency) and ultimate average severity are derived separately and then multiplied together to provide an estimate of ultimate loss.

•

Incremental cost per closed claim method: This method is similar to the frequency/severity method except that paid severities are selected for each incremental development period, and then are trending using selected short-term and long-term trend factors.

•

Bornhuetter-Ferguson method: The Bornhuetter-Ferguson method uses as a starting point an assumed initial expected loss ratio and blends in the loss ratio, which is implied by the claims experience to date using benchmark loss development patterns on paid claims data or reported claims data.

•

IBNR-to-case outstanding method: This method requires the estimation of consistent paid and reported (case) incurred loss development patterns and age-to-ultimate factors. These patterns imply a specific expected relationship between IBNR, including both development or known claims (bulk reserve) and losses on a true late reported claims, and reported case incurred losses.

•

DCC development methods: When DCC data is evaluated separately from losses, historical paid and case incurred DCC data may be arranged in a triangular format and projected to ultimate using the same technique as used for losses (i.e., loss development methods). In addition, projections using triangles of ratios of paid DCC-to-paid loss and ratios of paid DCC-to-case incurred losses can be made; those triangles can be constructed using ratios of incremental (e.g. annual) amounts, or ratios of cumulative amounts. Indications that result from projecting these ratios must be multiplied by the ultimate loss selections to arrive at ultimate DCC indications. Similarly, triangles of ratios of paid DCC-to-closed or reported claim counts can be used. The results from projecting these ratios will require multiplication by ultimate claim count selections to arrive at ultimate DCC indications.

Each actuarial methodology requires the selection and application of various parameters and assumptions. The key parameters and assumptions include:

1)	Loss development factors – These factors are key assumptions in the loss development methods which assume recent accident years will follow the development patterns of prior accident years.

2)

Initial expected loss ratio selections – The initial expected loss ratio selection is the key assumption in the Bornhuetter-Ferguson methods. The selection was made based on average of development methods loss ratios and selected loss ratio trend.

3)	Claim count decay ratios – The decay ratio is the key assumption in the projection of ultimate claim counts for catastrophe and non-catastrophe storms.

4)	Short-term and long-term projected severity trends – These severity trends are the key assumption in projecting severities for accident years in their future development periods.

Our reserves are driven by several important factors, including litigation and regulatory trends, legislative activity, climate change, social and economic patterns and claims inflation assumptions. Our reserve estimates reflect current inflation in legal claims’ settlements and assume we will not be subject to losses from significant new legal liability theories. Our reserve estimates assume that there will not be significant changes in the regulatory and legislative environment. The impact of potential changes in the regulatory or legislative environment is difficult to quantify in the absence of specific, significant new regulation or legislation. In the event of significant new regulation or legislation, we will attempt to quantify its impact on our business, but no assurance can be given that our attempt to quantify such inputs will be accurate or successful.

Our financial status, reported outcomes, and liquidity are susceptible to shifts in critical assumptions determining our loss reserves. While we do not anticipate changes in claim frequency to significantly impact our reserves, fluctuations in the severity of claims could influence these reserves.

These amounts fell within the range of total reserves provided by our independent actuary. As of March 31, 2025, we recorded $13.4 million in case reserves and an additional $418.2 million for IBNR reserves, totaling $431.6 million in reserves, with an added $439.7 million attributable to reinsurance claims payable.

For further detail, see Note 7 — “Liability for Unpaid Losses and Loss Adjustment Expense” in our Notes to the Unaudited Condensed Consolidated Financial Statements.

Reinsurance

We follow industry standards by reinsuring a portion of our risks. Reinsurance involves transferring, or “ceding,” a share of the risk exposure from the policies we write to another insurer, known as a reinsurer. If our reinsurers are unable to fulfill their obligations under our reinsurance agreements, we remain accountable for the entire insured loss.

In cases where losses fall within our reinsurance coverage, we document recoverable amounts from our reinsurers for paid losses and an estimation of recoverable amounts on unpaid losses. The reinsurance recoverables on unpaid losses are estimated in a manner consistent with the Company’s estimate of unpaid losses and LAE associated with the insured business, thus fluctuating with changes to our estimates of unpaid losses. The estimation of recoverable amounts from reinsurers on unpaid losses may change in the future, and if there is a change it could adversely affect the amounts stated in our consolidated financial statements.

We estimate uncollectible amounts receivable from reinsurers based on an assessment of factors including the creditworthiness of the reinsurers and the adequacy of collateral obtained, where applicable.

Investments

The Company currently classifies all of its investments in debt securities and short-term investments as available-for-sale and reports them at fair value. Short-term investments consist of investments in interest-bearing assets with original maturities of 12 months or less. The Company records subsequent changes in value through the date of disposition as unrealized holding gains and losses, net of taxes, and includes them as a component of accumulated other comprehensive income until reclassified to earnings upon sale. Realized gains and losses on the sale of investments are determined using the specific-identification method and included in earnings. The Company amortizes any premium or discount on fixed maturities over the remaining maturity period of the related securities using the effective interest method and reports the amortization in net investment income. The Company recognizes dividends and interest income when earned. We have a financial stability rating of A, “Exceptional” from Demotech, an independent financial firm specializing in evaluating the financial stability of regional and specialty insurers, and whose rating is accepted by major mortgage companies. We do not have a rating from A.M. Best.

Fair Value

In our disclosure of the fair value of our investments, we utilize a hierarchy based on the quality of inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Adjustments to transaction prices or quoted market prices may be required in illiquid or disorderly markets in order to estimate fair value. The three levels of the fair value hierarchy are described below:

•	Level 1—Valuations based on quoted prices in active markets for identical assets and liabilities;

•

Level 2—Valuations based on observable inputs that do not meet the criteria for Level 1, including quoted prices in inactive markets and quoted prices in active markets for similar, but not identical instruments; and

•	Level 3—Valuations based on unobservable inputs, which are based upon the best available information when external market data is limited or unavailable.

We estimate the fair value of our investments using the closing prices on the last business day of the reporting period, obtained from active markets using independent pricing source. For securities for which quoted prices in active markets are unavailable, we use observable inputs such as quoted prices in inactive markets, quoted prices in active markets for similar instruments, benchmark interest rates, broker quotes and other relevant inputs. Our estimates of fair value reflect the interest rate environment that existed as of the close of business on March 31, 2025 and December 31, 2024. Changes in interest rates subsequent to March 31, 2025 may affect the fair value of our investments.

Investment securities are subject to fluctuations in fair value due to changes in issuer-specific circumstances, such as credit rating, and changes in industry-specific circumstances, such as movements in credit spreads based on the market’s perception of industry risks. In addition, fixed maturities are subject to fluctuations in fair value due to changes in interest rates as a result of governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. A rise in interest rates would decrease the net unrealized holding gains of our investment portfolio, offset by our ability to earn higher rates of return on funds reinvested. Conversely, a decline in interest rates would increase the net unrealized holding gains of our investment portfolio, offset by lower rates of return on funds reinvested. Unrealized gains and losses on our fixed maturity securities are included in accumulated other comprehensive income as a separate component of total members’ equity.

Impairment

Quarterly, the Company performs an assessment of all investments to determine if any are impaired as the result of a credit loss. An investment is impaired when the fair value of the investment declines to an amount less than the cost or amortized cost of that investment. For each fixed-income security in an unrealized loss position, if the intent is to sell the security or if it is more likely than not that the Company will be required to sell the security before recovering the cost or amortized cost basis for reasons such as liquidity needs, contractual or regulatory requirements, the security’s entire decline in fair value is recorded in earnings. If the intent is not to sell the security or it is not more likely than not that the Company will be required to sell the security, the Company will evaluate whether any impairment is attributable to credit-related factors. Such evaluation includes consideration of factors such as:

•	Failure of the issuer of the security to make scheduled interest or principal payment;

•	Downgrades in the security’s credit rating since acquisition by three or more notches;

•	Adverse conditions specifically related to the security, an industry, or geographic area;

•	Changes in the financial condition of the issuer of the security; and

•	The payment structure of the security and the likelihood of the issuer being able to make payments that increase in the future.

Upon determination of a credit-related impairment, an allowance for credit losses will be recognized and is measured as the amount by which the security’s amortized cost basis exceeds the entity’s best estimate of the present value of cash flows expected to be collected. The allowance is limited to the difference between the amortized cost basis and the security’s fair value. Subsequent recovery of any previously recorded impairment will be recognized through reversal of the allowance for credit losses.

Deferred income taxes

We account for taxes under the asset and liability method, under which we record deferred income taxes as assets or liabilities on our balance sheet to reflect the net tax effect of the temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and their respective tax bases. We recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which we expect to recover or settle those temporary differences. Should a change in tax rates occur, we recognize the effect on deferred tax assets and liabilities in operations in the period that includes the enactment date. Realization of our deferred income tax assets depends upon our generation of sufficient future taxable income.

We recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant taxing authority. The amount of income tax expense or benefit recorded in future periods will depend on the jurisdictions in which we operate and the tax laws and regulations in effect. The Company is subject to payment of U.S. federal and state income taxes as a corporation.

Recent Accounting Pronouncements

We currently qualify as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. Accordingly, we are provided the option to adopt new or revised accounting guidance either (i) within the same periods as those otherwise applicable to non-emerging growth companies or (ii) within the same time periods as private companies. We have elected to avail ourselves of this extended transition period and, as a result, we will not be required to adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies.

We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.235 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of the completion of our IPO; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; and (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

See Note 2 — “Summary of Significant Accounting Policies” in our Notes to the Unaudited Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of economic losses due to adverse changes in the estimated fair value of a financial instrument as the result of changes in interest rates, duration, equity prices, foreign currency exchange rates, and commodity prices. The primary components of market risk affecting us are interest rate risk, duration risk and credit risk. We do not have significant exposure to equity risk, foreign currency exchange rate risk or commodity risk.

As of March 31, 2025, and December 31, 2024, our investment portfolios contained fixed-maturity securities. These securities are not intended for trading or speculative purposes. Our primary aim is to maximize after-tax investment income while ensuring sufficient liquidity to fulfill policyholder obligations. Additionally, we strive to minimize market risk, which encompasses potential economic losses resulting from adverse fluctuations in securities’ prices.

In developing our investment strategies, we consider various factors such as credit ratings, investment concentrations, regulatory requirements, expected interest rate fluctuations, durations, and prevailing market conditions. Our investment portfolio is managed by Goldman Sachs Asset Management, overseen by an investment committee appointed by our Board of Directors.

Our investment portfolios are predominantly exposed to interest rate risk, duration risk and credit risk. We classify these fixed-maturity securities as available-for-sale. Any unrealized gains or losses, adjusted for deferred income taxes, are reported as part of other comprehensive income within our members’ equity. Consequently, significant temporary changes in their fair value could potentially affect the carrying value of our members’ equity.

The effective weighted average duration of the portfolio as of was 1.31 years and 0.72 years at March 31, 2025 and 2024, respectively, and 0.95 years at December 31, 2024. As of March 31, 2025, the estimated weighted-average credit quality rating of the fixed maturity securities portfolio was A, at fair value, which was consistent with the average rating for the year-ended December 31, 2024. We have not experienced a material impact when compared to the tabular presentations of our interest rate and market risk sensitive instruments in our prospectus, dated May 7, 2025 filed with the Securities and Exchange Commission pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on May 8, 2025 for the year ended December 31, 2024.

Interest Rate Risk

Interest rate risk is the risk that we will incur economic losses due to adverse changes in interest rates. When market interest rates rise, the fair value of our fixed maturity securities decreases. Conversely, as interest rates fall, the fair value of our fixed maturity securities increases. Credit risk is the potential loss resulting from adverse changes in an issuer’s ability to repay its debt obligations. Credit risk can expose us to potential losses arising principally from adverse changes in the financial condition of the issuers of our fixed maturity securities. We mitigate the risk by primarily investing in fixed-maturity securities that are rated “BBB” (S&P) or higher and diversifying our investment portfolio to avoid concentrations in any single issuer or business sector.

Credit Risk

Credit risk is the potential loss resulting from adverse changes in an issuer’s ability to repay its debt obligations. We have exposure to credit risk as a holder of fixed maturity investments. Credit risk can expose us to potential losses arising principally from adverse changes in the financial condition of the issuers of our fixed maturity securities. We mitigate the risk by primarily investing in fixed-maturity securities that are rated “BBB” (S&P) or higher and diversifying our investment portfolio to avoid concentrations in any single issuer or business sector. Pursuant to our investment policy, only $1.0 million may be invested in below investment grade bonds.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in the Exchange Act, Rule 13a-15(e)) that are designed to assure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

As required by Exchange Act Rule 13a-15(b) or Rule 15d-15(b), as of the end of the period covered by this Quarterly Report, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2025, our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting described below.

Material Weakness in Internal Control Over Financial Reporting

As previously disclosed in our registration statement on Form S-1, we identified a material weakness in our internal control over financial reporting. The material weakness relates to the aggregate effect of multiple deficiencies in internal controls, which affected the control activities component of the Company’s internal control framework, including with respect to controls that address claims payments in the Company’s policy administrative system, reconciliation of claim payments used by the Company’s actuaries to estimate reserves, reconciliation of premium receivable balances and reserve for credit losses, reconciliation of investments held by consolidated variable interest entities, and the reconciliation of ceding commission. The Company did not maintain sufficiently detailed and precise documentation in support of the design and operation of controls, which is pervasive throughout the Company’s internal control environment.

Remediation Efforts

The Company is committed to remediating this material weakness as quickly as possible and will continue to monitor the effectiveness of these remediation measures. The Company is in the early stages of implementing a plan to remediate the material weaknesses identified. The current plan includes the below:

•

Hiring additional experienced accounting, financial reporting and internal control personnel and changing roles and responsibilities of our personnel as we transition to being a public company and are required to comply with Section 404 of the Sarbanes Oxley Act of 2002 (the “Sarbanes-Oxley Act”).

•

Implementing company-wide internal control training to deepen our employees’ understanding of their role in relation to our overall control environment and establish clear expectations for control documentation.

•

Engaging external service providers to assist management as we enhance written policies and procedures to establish specific actions expected of control owners, such that sufficient documentation is maintained to demonstrate control activities are performed consistently throughout the organization and with an appropriate level of precision to meet objectives and mitigate risks to acceptable levels.

•

Reviewing and enhancing the design of controls to evaluate accounting policies and establish processes and controls to review management’s estimate of credit losses due to the cancellation of insurance policies.

The material weakness cannot be considered remediated until the enhanced controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during our most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are subject to routine legal proceedings in the ordinary course of business. We believe that the ultimate resolution of these matters will not have a material adverse effect on our business, financial condition, results of operations or cash flows.

Item 1A. Risk Factors

Summary of Risk Factors

Our business is subject to a number of risks and uncertainties that you should understand before making an investment decision. These include:

•

As a property and casualty insurer, we may face significant losses, and exposure to catastrophic events and severe weather conditions may cause our financial results to significantly vary from period to period.

•	Our loss reserves are estimates and may be inadequate to cover our actual liability for losses, which could adversely affect our business.

•	Because we conduct substantially all of our business in Florida, our financial results depend on the regulatory, legal, economic and weather conditions in Florida.

•	Changing climate conditions may increase the severity and frequency of catastrophic events and severe weather conditions, which may adversely affect our business.

•	Actual claims incurred have exceeded, and in the future may exceed, reserves established for claims, adversely affecting our operating results and financial condition.

•

Lack of effectiveness of exclusions and other loss limitation methods in the insurance policies we assume or write could have a material adverse effect on our financial condition or results of operations.

•

Because we rely on third-party distribution partners, including independent insurance agents, homebuilder-affiliated agents and national insurance carriers who restrict the amount of business they write in Florida, the loss of these relationships and the business they control or our inability to attract distribution partners could have an adverse impact on our business.

•	Although we believe that recent legislative reforms have driven a stabilization of rates, our results may fluctuate based on cyclical changes in the insurance industry.

•

We may pursue opportunities to participate in Citizens’ take-out programs and directly assume policies issued by Citizens to policyholders who were otherwise unable to obtain private insurance. Take-out opportunities are subject to a number of timing and execution risks, and we may fail to participate in Citizens’ take-out programs on terms that are ultimately profitable to us, or at all.

•	Reinsurance coverage may not be available to us in the future at commercially reasonable rates, or at all.

•

Reinsurance subjects us to the credit risk of our reinsurers who may suffer a downgrade, and we risk not being able to collect reinsurance amounts in a timely manner, or at all, due to us under our contracts with reinsurers, which could materially harm our business and financial condition.

•	The failure of the risk mitigation strategies we utilize could have a material adverse effect on our financial condition or results of operations.

•	The inherent uncertainty of models and our reliance on such models as a tool to evaluate risk may have an adverse effect on our financial results.

•	Our success depends on our ability to accurately price the risks we underwrite, which is subject to uncertainty.

•	Our information technology systems may fail or be disrupted, which could adversely affect our business.

•

If we are unable to expand our business because our capital must be used to pay greater than anticipated claims, our financial results may suffer, and we may require additional capital in the future which may not be available or may be available only on unfavorable terms.

•	Unanticipated increases in the severity or frequency of claims could adversely affect our business or financial condition.

•	If actual renewals of our existing policies do not meet expectations, our future premiums and results of operations could be materially adversely affected.

•

The failure of our claims department, or the third-party claims adjusters whom we may engage, to effectively manage or remediate claims could adversely affect our business, financial results or capital requirements.

•	Increased competition and market conditions, including changes in our financial stability and credit ratings, could affect the growth of our business and negatively affect our financial results.

•	We are subject to extensive regulation, and potential further restrictive regulation may increase our operating costs and limit our growth and profitability.

•	The effects of emerging claim and coverage issues in Florida on our business are uncertain.

•	Mandatory assessments or competition for government entities may create short-term liabilities or affect our ability to underwrite more policies.

•	We face financial exposure to unpredictable weather patterns and catastrophic storms and resulting regulation from the FLOIR.

•	The Florida Hurricane Catastrophe Fund may not have enough resources to pay us for the coverage we purchased.

•

A regulatory environment that requires approval of rate increases, can mandate rate decreases, and that can dictate underwriting practices and mandate participation in loss sharing arrangements may adversely affect our results of operations and financial condition.

•

We have elected to rely on certain phase-in provisions of the SEC and/or the NYSE rules, and, as a result, we are not currently subject to certain corporate governance requirements otherwise required of NYSE-listed companies.

•

We are not contractually obligated to pay regular cash dividends on our Common Stock. As a result, you may not receive any return on investment unless you sell your Common Stock for a price greater than that which you paid for it.

Risks Related to Our Business

As a property and casualty insurer, we may face significant losses, and exposure to catastrophic events and severe weather conditions may cause our financial results to significantly vary from period to period.

Because of the exposure of our property and casualty business to catastrophic events, our operating results or financial condition have varied, and may in the future vary, significantly from one period to the next, and our historical results of operations may not be indicative of future results of operations. Property damage resulting from catastrophes is the greatest risk of loss we face in the ordinary course of our business. Artificial or natural disasters, including but not limited to hurricanes, convective storms, tornadoes, tropical storms, sinkholes, windstorms, hailstorms and other severe weather events may cause catastrophes. The frequency and severity of property insurance claims typically increase when catastrophic events and severe weather conditions occur. Catastrophes are inherently unpredictable and difficult to project. As a result, we have in the past and may in the future, suffer financial loss due to unpredictable numbers of claims as catastrophes occur.

The loss estimates developed by the models we use are dependent upon assumptions or scenarios incorporated by a third-party developer and by us. When these assumptions or scenarios do not reflect the characteristics of catastrophic events that affect areas covered by our policies or the resulting economic conditions, then we become exposed to losses not covered by our reinsurance program, which could adversely affect our financial condition, business or results of operations. Although we use widely recognized and commercially available models to estimate our exposure to loss from hurricanes and certain other catastrophes, other models exist that might produce a wider or narrower range of loss estimates, or loss estimates from perils considered less significant to our insured risks. These models are constantly changing, and we may utilize different models than we have historically. Despite our catastrophe management programs, we retain material exposure to catastrophic events. Additionally, the models themselves produce a range of results and associated probabilities of occurrence from which we can assess risks of exposure to catastrophic loss. Extreme catastrophe scenarios exist within the modeling results that may also have a material adverse effect on our results of operations during any reporting period due to increases in our losses. Catastrophes may reduce or otherwise impact liquidity, which could have a negative impact on our business. Catastrophes have eroded and in the future may erode our statutory surplus or ability to obtain adequate reinsurance which could negatively affect our ability to write new or renewal business. Catastrophic claim severity is impacted by the effects of inflation and increases in insured value and factors such as the overall claims, legal and litigation environments in affected areas, in addition to the geographic concentration of insured property.

Our loss reserves are estimates and may be inadequate to cover our actual liability for losses, which could adversely affect our business.

We maintain reserves to cover our estimated ultimate liabilities for losses and LAE, also referred to as loss reserves. Our loss reserves are based primarily on our historical data and statistical projections of what we believe the resolution and administration of claims will cost based on facts and circumstances then known to us.

Our claims experience and our experience with the risks related to certain claims are inherently limited. We use company historical data to the extent it is available and rely on industry historical data, which may not be indicative of future periods. As a result, our projections and our estimates may be inaccurate, which in turn may cause our actual losses to exceed our loss reserves. If our actual losses exceed our loss reserves, our financial results, our ability to expand our business and our ability to compete in the property and casualty insurance industry may be negatively affected.

Because of the inherent uncertainties in the reserving process, we cannot be certain that our reserves will be adequate to cover our actual losses and LAE. If our reserves for unpaid losses and LAE are less than actual losses and LAE, we will be required to increase our reserves with a corresponding reduction in our net income in the period in which the deficiency is identified. Future losses and LAE that exceed our reserves could substantially harm our results of operations or financial condition.

Because we conduct substantially all of our business in Florida, our financial results depend on the regulatory, legal, economic and weather conditions in Florida.

Though we are licensed to transact insurance business in other states, we write substantially all of our policies in Florida. Because of our concentration in Florida, we are exposed to hurricanes, windstorms and other catastrophes affecting Florida. We have incurred and may in the future incur higher catastrophe losses in Florida or elsewhere than those we experienced in prior years; those estimated by catastrophe models we use; the average expected level used in pricing; and our current reinsurance coverage limits. We are also subject to claims arising from non-catastrophic weather events such as rain, hail and high winds.

Additionally, in Florida, despite the recent decrease in the frequency of claims due in part to recent legislative reforms, the severity of costs associated with both catastrophe claims and non-catastrophe claims has continued to increase. The nature and level of future catastrophes, the incidence and severity of weather conditions in any future period, and the impact of catastrophes on behaviors related to non-catastrophe claims cannot be predicted and could materially and adversely impact our operations.

Therefore, prevailing regulatory, consumer behavior, legal, economic, political, demographic, competitive, weather and other conditions in Florida affect our revenues and profitability. The Florida legislature changes laws related to property insurance frequently and has done so more often in recent years. While some of these law changes have been designed to reduce abuses in the Florida market and reinvigorate admitted market interest in expanding writings, other law changes have imposed new or increased requirements on insurers that might prove to be detrimental to our business. In addition, extended implementation periods, ensuing regulatory rule making timelines and periods of uncertainty as opponents of the changes challenge them in court often follow changes to Florida’s insurance laws. Resulting delays in the effectiveness of new laws, even when intended to be beneficial for the insurance industry, may limit or delay the laws’ impact on our business.

Adverse changes in these conditions in Florida have a more pronounced effect on us than they would on other insurance companies that are more geographically diversified throughout the United States. A single catastrophic event, or a series of such events, specifically affecting Florida, particularly in the more densely populated areas of the state, have had and could have an adverse impact on our business, financial condition or results of operations. This is particularly true in certain Florida counties where we write a large amount of policies such that a catastrophic event or series of catastrophic events in these counties could have a significant impact on our business, financial condition or results of operations. Our concentration in Florida subjects us to increased exposure to certain catastrophic events and destructive weather patterns such as hurricanes, tropical storms and tornadoes and to the ensuing claims-related behaviors that have characterized the Florida market in recent years.

While we operate substantially all of our business in Florida, we have expanded our business into other geographical markets, and there is no guarantee that such expansion will be successful or that the underwriting and profitability criteria we utilize in Florida will successfully translate to other states. In addition, we are and will continue to be subject to regulatory, legal, economic and weather conditions in the states where we will write policies, which are often different than the conditions we face in Florida. As a result, we may not be able to adjust to changing conditions in other states in which we write policies due to our focus and expertise in Florida, and as a result, our results of operations may be materially affected.

Changing climate conditions may increase the severity and frequency of catastrophic events and severe weather conditions, which may adversely affect our business.

Longer-term weather trends may be changing, and new types of catastrophe losses may be developing due to climate change, a phenomenon that has been associated with greenhouse gases and extreme weather events linked to rising temperatures, including effects on global weather patterns, sea, land and air temperature, sea levels, rain, and snow. To the extent the frequency or severity of weather events is exacerbated due to climate change, we may experience increases in catastrophe losses in both coastal and non-coastal areas. This may increase our claims-related and/or insurance costs or may negatively affect our ability to provide insurance to our policyholders. In addition, increased catastrophic events could result in increased credit exposure to the reinsurers that we work with. Our actual losses from catastrophic events might exceed levels that the third parties’ reinsurance programs protect or might be larger than anticipated if one or more of our reinsurers fail to meet their obligations. Climate change may affect the occurrence of certain natural events, such as increasing the frequency or severity of convection storms, wind, tornado, hailstorm and thunderstorm events due to increased convection in the atmosphere. There could also be more frequent wildfires in certain geographies, more flooding and the potential for increased severity of hurricanes due to higher sea surface temperatures. As a result, incurred losses from such events and the demand, price and availability of reinsurance coverages for homeowners insurance may be affected. This may cause an increase in claims-related and/or reinsurance costs or may negatively affect our ability to provide homeowners insurance to our policyholders in the future.

In addition, we cannot predict how legal, regulatory and societal responses to concerns around climate change may impact our business. The inherent uncertainties associated with studying, understanding and modeling changing climate conditions, available analyses and models in this area typically relate to potential meteorological or sea level impacts and generally are not intended to analyze or predict impacts on insured losses.

Actual claims incurred have exceeded, and in the future may exceed, reserves established for claims, adversely affecting our operating results and financial condition.

We maintain loss reserves to cover our estimated ultimate liability for unpaid losses and LAE for reported and unreported claims as of the end of each accounting period. The reserve for losses and LAE is reported net of receivables for subrogation. Recorded claim reserves in the property and casualty business are based on our best estimates of what the ultimate settlement and administration of claims will cost, both reported and incurred but not reported. These estimates, which generally involve actuarial projections, are based on management’s assessment of known facts and circumstances, including our experience with similar cases, actual claims paid, historical trends involving claim payment patterns, pending levels of unpaid claims and contractual terms. External factors are also considered, which include but are not limited to changes in the law, court decisions, changes to regulatory requirements, economic conditions including inflation as experienced in recent years, and consumer behavior (including as a result of any foreign or domestic tariffs, taxes or levies instituted in connection with ongoing global trade negotiations). Many of these factors are not quantifiable and are subject to change over time. The current Florida homeowners’ insurance market is adversely impacted by changes in claimant behaviors resulting in losses and LAE exceeding historical trends, amounts experienced in other states, and amounts we previously estimated. The increases in losses and LAE are attributable to the active solicitation of claims activity by policyholder representatives, high levels of represented claims compared to historical patterns or patterns seen in other states, and a proliferation of inflated claims filed by policyholder representatives and vendors.

Additionally, there sometimes is a significant reporting lag between the occurrence of an event and the time it is reported to us. The inherent uncertainties of estimating reserves are greater for certain types of liabilities, particularly those in which the various considerations affecting the type of claim are subject to change and in which long periods of time elapse before a definitive determination of liability is made. We continually refine reserve estimates as experience develops and as subsequent claims are reported and settled. Adjustments to reserves are reflected in the financial statement results of the periods in which such estimates are changed. Inflationary pressures, rising energy prices, supply chain issues and other macroeconomic conditions (including as a result of any foreign or domestic tariffs, taxes or levies instituted in connection with ongoing global trade negotiations) have caused increases in the cost of building materials and labor, which in turn have caused the cost to replace damaged or destroyed property to increase. We model expected costs (including expected inflation) associated with any policy we write in order to help determine the amount of premiums needed for the policy to yield our targeted profit. Inflation and other macroeconomic factors have increased our costs more than we anticipated and may continue to do so in the future. Because our policies generally carry a term of one year, replacement costs have, at times in the past, exceeded our estimates (including as a result of inflation), causing our targeted profit to be eroded or eliminated. This has resulted in our paid losses exceeding prior reserve estimates and in increases in our current estimates of unpaid losses and LAE. Because setting reserves is inherently uncertain and claims conditions change over time, the ultimate cost of losses has varied and, in the future, may vary materially from recorded reserves, and such variance may continue to adversely affect our operating results and financial condition. The full extent of the ongoing disruptions and claims behaviors in the Florida market, and the extent to which legislative efforts aimed at mitigating these concerns will be successful, is unknown and still unfolding.

Subrogation is a significant component of our total net reserves for losses and LAE. There has been a significant increase in our efforts to pursue subrogation against third parties responsible for property damage losses to our policyholders. More recently, changes in Florida’s claims environment and legal climate have reduced the effectiveness of our efforts to properly apportion losses through subrogation. Responsible parties are increasingly using delays and defensive tactics to avoid subrogation and increase its costs, which in turn decreases its effectiveness. Our ability to recover recorded amounts remains subject to significant uncertainty, including risks inherent in litigation, collectability of the recorded amounts and potential law changes or judicial decisions that can hinder or reduce the effectiveness of subrogation.

Lack of effectiveness of exclusions and other loss limitation methods in the insurance policies we assume or write could have a material adverse effect on our financial condition or results of operations.

Provisions of our policies, such as limitations or exclusions from coverage, which are designed to limit our risks, may not be enforceable in the manner we intend. In addition, the policies we issue contain conditions requiring the prompt reporting of claims to us and our right to decline coverage in the event of a violation of that condition. While our insurance product exclusions and limitations reduce the loss exposure to us and help eliminate known exposures to certain risks, it is possible that a court or regulatory authority could nullify or void an exclusion or limitation, or legislation could be enacted that modifies or bars the use of such endorsements and limitations in a way that would adversely affect our loss experience, which could have a material adverse effect on our financial condition or results of operations.

Because we rely on third-party distribution partners, including independent insurance agents, homebuilder-affiliated agents and national insurance carriers who restrict the amount of business they write in Florida, the loss of these relationships and the business they control or our inability to attract distribution partners could have an adverse impact on our business.

Our business depends in part on the marketing efforts of third-party distribution partners, including independent insurance agents, homebuilder-affiliated agents and national insurance carriers who restrict the amount of business they write in Florida and our ability to offer products and services that meet the requirements of our third-party distribution partners and their customers’ requirements. We write insurance policies in an insurance market where we may freely choose or reject without the assistance of residual market mechanisms (the “Voluntary Market”) through various channels, including through a network of independent agents, which represents our largest distribution channel, as measured by gross premiums written for the year ended December 31, 2024. Many of our competitors also distribute through these same partners as these agents have the ability to write or re-write business with other carriers. As a result, we must compete with other insurers for our partners’ business. Our competitors may offer a greater variety of insurance products, lower premiums for insurance coverage or higher commissions to their third-party distribution partners. If our products, pricing and commissions do not remain competitive, we may find it more difficult to attract business from our partners to sell our products. We cannot provide assurance that we will retain our current distribution relationships, or be able to establish new distribution relationships, with independent agents. We also rely on other third parties such as third-party claims adjusters as part of our claims management process and utilize third-party reinsurers to help cover losses. The inability to maintain these relationships with these third-party providers could have a material impact on our business and results of operations.

Although we believe that recent legislative reforms have driven a stabilization of rates, our results may fluctuate based on cyclical changes in the insurance industry.

The insurance industry historically has been cyclical, characterized by periods of intense price competition due to excessive underwriting capacity and periods of shortages of capacity that permitted an increase in pricing and, thus, more favorable underwriting profits. As premium levels increase, there may be new entrants to the market, which could lead to a decrease in policies written by us. Any of these factors could lead to a reduction in revenue in future periods, less favorable policy terms and fewer opportunities to underwrite insurance risks, which could have a material adverse effect on our results of operations and cash flows. In addition to these considerations, changes in the frequency and severity of losses suffered by policyholders and insurers may affect the cycles of the insurance business significantly.

We believe the legislative reforms in 2022 have driven a stabilization of rates within the insurance industry, however, we cannot predict whether market conditions will continue to improve, remain constant or deteriorate, and the characterization of the insurance market as a whole is subject to varying interpretations and opinions that fluctuate regularly. Negative market conditions may impair our ability to write insurance at rates that we consider appropriate relative to the risk assumed. If we cannot write insurance at appropriate rates, our business could be materially and adversely affected.

We may pursue opportunities to participate in Citizens’ take-out programs and directly assume policies issued by Citizens to policyholders who were otherwise unable to obtain private insurance. Take-out opportunities are subject to a number of timing and execution risks, and we may fail to participate in Citizens’ take-out programs on terms that are ultimately profitable to us, or at all.

Citizens acts as Florida’s state-owned insurer of last resort, and is the largest homeowners insurer in Florida as measured by premiums in-force. From time to time, Citizens will transfer certain of its existing policies to private companies in order to reduce the State of Florida’s risk exposure. We participated in four take-out opportunities in 2024 assuming 68,844 policies. As of December 31, 2024, 21% of our policies in-force were assumed from Citizens representing 24% of our premiums in-force. Prior to 2024, we had not pursued a take-out opportunity since 2014 and therefore have less recent experience in executing on these opportunities than certain of our peers. Although each policy we pursue from Citizens is run through our standard underwriting procedures, the amount of data made available to us by Citizens may be less or different from what is available to us in the Voluntary Market. The lack of availability of this information may pose a material risk to our underwriting profitability with respect to any take-outs we pursue.

Additionally, there can be no guarantee that Citizens will timely offer sizeable take-out opportunities to the private insurance market that would meet our underwriting and profitability criteria or continue the depopulation program at all. While Citizens does replenish its policies after conducting take-outs, there is no guarantee that such replenishments will meet our underwriting and profitability criteria or provide attractive take-out opportunities for us in the future, and our financial condition may suffer as a result. In addition, there may be a negative perception regarding our depopulations from Citizens or the desirability of the policies we assume, which could adversely affect the price of our Common Stock.

Further, the market for attractive take-out opportunities is highly competitive and is subject to a bidding process. If competing private insurers offer a lower premium than us for the same policy, Citizens is required to allocate that policy to the insurer who offers the lowest premium. In the past, certain of our peers have been able to offer lower premiums than us when pursuing the same take-out opportunities. Other carriers may also choose to re-enter or expand their business in Florida in light of potential attractive take-out opportunities and generally improving market conditions on the back of the legislative reforms in 2022. Additionally, following the term of each policy assumed from Citizens, the policyholder has the opportunity to renew their policy similar to our underwriting process in the Voluntary Market. There is no guarantee that we will be able to renew these assumed policies, and a lack of renewals could harm our financial condition.

Reinsurance coverage may not be available to us in the future at commercially reasonable rates, or at all.

Reinsurance is a method of transferring part of an insurance company’s liability under an insurance policy to another insurance company, or reinsurer. We use reinsurance arrangements to limit and manage the amount of risk we retain, to stabilize our underwriting results and to increase our underwriting capacity. The cost of such reinsurance is subject to prevailing market conditions beyond our control, such as the amount of capital in the reinsurance market and the occurrence of natural and human-made catastrophes. We cannot be assured that reinsurance will remain continuously available to us in sufficient amounts or at prices acceptable to us. As a result, we may determine to increase the amount of risk we retain or look for other alternatives to reinsurance, which could in turn have a material adverse effect on our financial position, results of operations and cash flows.

Reinsurance subjects us to the credit risk of our reinsurers who may suffer a downgrade, and we risk not being able to collect reinsurance amounts in a timely manner, or at all, due to us under our contracts with reinsurers, which could materially harm our business and financial condition.

Reinsurance does not legally discharge us from our primary liability for the full amount of the risk we insure, although it may make the reinsurer liable to us in the event of a claim. In addition, our reinsurers may not pay the claims we incur on a timely basis, or they may not pay some or all of these claims. Our inability to collect a material recovery from a reinsurer or to collect such recovery in a timely fashion could have a material adverse effect on our operating results, financial condition and liquidity.

In addition, we are subject to credit risk with respect to our reinsurers as third-party rating agencies assess and rate the claims-paying ability of reinsurers based upon criteria established by the rating agencies. We address this credit risk by selecting reinsurers that have an A.M. Best Financial Strength Rating of “A-” (Excellent) or better at the time we enter into the agreement or for which we hold collateral equal to 100% of the reinsurance recoverable. Downgrades to the credit ratings of our reinsurance counterparties may result in the reduction of rating agency capital credit provided by those reinsurance contracts, which could limit our ability to write new policies or renew existing policies. If one or more of our reinsurers were to suffer a credit downgrade, our financial condition may suffer, and we may be forced to consider various options to lessen the risk of asset impairment, including commutation, novation and letters of credit. The collectability of reinsurance recoverables is subject to uncertainty arising from many factors, including our reinsurers’ (i) financial capacity, (ii) willingness to make payments under the terms of a reinsurance treaty or contract and (iii) whether insured losses meet the qualifying conditions and are recoverable under our reinsurance contracts for covered events or are excluded.

The failure of the risk mitigation strategies we utilize could have a material adverse effect on our financial condition or results of operations.

We utilize a number of strategies to mitigate our risk exposure including:

•	employing proper underwriting processes;

•	carefully evaluating the terms and conditions of our policies;

•	selective underwriting with respect to certain geographic areas we consider high-risk due to the potential of catastrophe events or litigation; and

•	ceding insurance risk to reinsurance companies.

However, there are inherent limitations in these strategies. We are unable to assure that an event or series of events will not result in loss levels that could have a material adverse effect on our financial condition or results of operations.

The inherent uncertainty of models and our reliance on such models as a tool to evaluate risk may have an adverse effect on our financial results.

We use models developed by third-party vendors in assessing our exposure to catastrophe losses, and these models assume various conditions and probability scenarios, most of which are not known to us or are not within our control. These models may not accurately predict future losses or accurately measure losses incurred. In addition, these models are constantly changing, and we may utilize different models than we have historically. Competing models may differ in assessing risk and often utilize different underlying assumptions. The accuracy of models in estimating insured losses from prior storms has varied considerably by catastrophe when compared to actual results from those catastrophes. If these models understate the exposures we assume, we may not properly assess the risk and we may make poor decisions relating to pricing, underwriting and selecting the related amount of reinsurance we purchase. This uncertainty may materially impact our financial results.

Our success depends on our ability to accurately price the risks we underwrite, which is subject to uncertainty.

The results of our operations and our financial condition depend on our ability to underwrite and accurately set premium rates for a variety of risks. Rate adequacy is necessary to generate sufficient premiums to pay losses, LAE, underwriting expenses and to earn a profit. To price our products accurately, we must collect and properly analyze a substantial amount of data; develop, test and apply appropriate rating formulas; closely monitor and timely recognize changes in trends; and project both severity and frequency of losses with reasonable accuracy. Our ability to undertake these efforts successfully, and thus, price our products accurately, is subject to several risks and uncertainties, some of which are outside of our control, including:

•	the availability of sufficient reliable data;

•	the uncertainties that inherently characterize estimates and assumptions;

•	our selection and application of appropriate rating and pricing techniques;

•	changes in legal standards, claim settlement practices, and restoration costs; and

•	legislatively imposed consumer initiatives.

In addition, we could underprice risks, which could negatively affect our financial results. We could also overprice risks, which could reduce our retention, sales volume and competitiveness. The foregoing factors could materially and adversely affect our business and results of operations.

Our information technology systems may fail or be disrupted, which could adversely affect our business.

Our insurance business is highly dependent upon the successful and uninterrupted functioning of our computer and data processing systems. We rely on these systems to perform underwriting and other modeling functions necessary for writing policies and handling our policy administration process. The failure or disruption of these systems could interrupt our operations and result in a material adverse effect on our business. The increasing prevalence and severity of cyber-related threats and incidents may further increase the risk of disruption of our information technology systems. The increasing prevalence and severity of cyber-related threats and incidents may further increase the risk of disruption of our information technology systems.

The growth of our insurance business is dependent upon the successful development and implementation of advanced computer and data processing systems as well as the development and deployment of new information technologies to streamline our operations, including policy underwriting, production, administration and claim processing. The failure of these systems to function as planned could adversely affect our future business volume or results of operations. Additionally, our computer and data processing systems could become obsolete or could cease to provide a competitive advantage in policy underwriting, production, administration and claim processing which could negatively affect our results of operations.

If we are unable to expand our business because our capital must be used to pay greater than anticipated claims, our financial results may suffer, and we may require additional capital in the future, which may not be available or may be available only on unfavorable terms.

Our future growth and future capital requirements will depend on the number of insurance policies we write, the kinds of insurance products we offer and the geographic markets in which we do business versus the business risks we choose to assume. Growth initiatives require capital. Our existing sources of funds include potential sales of Common Stock, incurring debt and our earnings from operations and investments. Unexpected catastrophic events in our coverage areas, such as hurricanes, may result in greater claims losses than anticipated, which could require us to limit or halt our growth while we redeploy our capital to pay these unanticipated claims unless we are able to raise additional capital.

To the extent that our present capital is insufficient to meet future operating requirements or to cover losses, we may need to raise additional funds through financing or curtail our growth. Based on our current operating plan, we believe that our current capital together with our anticipated retained income will support our operations. However, we cannot provide any assurance that our current capital will support our current operating plan or future growth, since many factors will affect the amount and timing of our capital needs, including profitability of our business, the availability and cost of reinsurance, market disruptions and other unforeseeable developments. If we require additional capital, it is possible that equity or debt financing may not be available on acceptable terms or at all. In the case of equity financings, dilution to our stockholders could result, and in any case such securities may have rights, preferences and privileges that are senior to those of existing stockholders. If we cannot obtain adequate capital on favorable terms or at all, our business, financial condition or results of operations could be materially adversely affected.

Unanticipated increases in the severity or frequency of claims could adversely affect our business or financial condition.

Changes in the severity or frequency of claims affect our profitability. Although we aim to provide adequate and appropriate coverage under each of our policies, policyholders could purchase policies that prove to be inadequate or inappropriate. If such policyholders bring a claim or claims alleging that we failed in our responsibilities to provide them with the type or amount of coverage that they sought to purchase, we could be found liable for amounts significantly in excess of the policy limit, resulting in an adverse effect on our business, results of operations or financial condition.

Changes in homeowners’ claim severity can be and have been driven by inflation in the construction industry, in building materials and in home furnishings, as well as by other economic and environmental factors, including increased demand for services and supplies in areas affected by catastrophes, supply chain disruptions, labor shortages, and prevailing attitudes towards insurers and the claims process, including increases in the number of litigated claims or claims involving representation as well as continuing efforts by policyholder representatives to seek larger settlements on pre-reform claims in recognition that the elimination of the statutory right to attorneys’ fees and other law changes will apply to future claims. However, changes in the level of the severity of claims are not limited to the effects of inflation and demand surge in these various sectors of the economy or to Florida’s disproportionately high incidence of represented claims. Increases in claim severity can also arise from unexpected events that are inherently difficult to predict. In addition, significant long-term increases in claim frequency also have an adverse effect on our operating results or financial condition. Further, the level of claim frequency we experience varies from period to period, and from region to region. Claim frequency can be influenced by natural conditions such as the number and types of severe weather events affecting areas where we write policies as well as by factors such as the prevalence of solicited and represented claims, including efforts by policyholder representatives to encourage claims activity related to policy periods predating law changes. Although we pursue various loss management initiatives in order to mitigate future increases in claim severity and frequency, there can be no assurances that these initiatives will successfully identify or reduce the effect of future increases in claim severity and frequency.

If actual renewals of our existing policies do not meet expectations, our future premiums and results of operations could be materially adversely affected.

We generally write our insurance policies for a one-year term, and we make assumptions about the renewal of our prior year’s contracts, including for purposes of determining the amount of reinsurance we purchase. If actual renewals do not meet expectations or if we choose not to write on a renewal basis because of pricing conditions, our premiums written in future years and our future operations could be materially adversely affected, and we have in the past and may in the future purchase reinsurance beyond what we believe is the most appropriate level.

The failure of our claims department, or the third-party claims adjusters whom we may engage, to effectively manage or remediate claims could adversely affect our business, financial results or capital requirements.

We rely on our claims department and outsourced third-party claims adjusters and resources to facilitate and oversee the claims adjustment process for our policyholders. Many factors could affect the ability of our claims department to effectively manage claims by our policyholders, including:

•	the accuracy of our adjusters or third-party claims adjusters as they make their assessments and submit their estimates of damages;

•	the training, background and experience of our claims representatives and third-party claims adjusters;

•	the ability of our claims department and third-party claims adjusters to ensure consistent claims handling;

•	the ability of our claims department to translate the information provided by third-party adjusters into acceptable claims resolutions; and

•

the ability of our claims department and third-party adjusters to maintain and update their claims handling procedures and systems as they evolve over time based on claims and geographical trends in claims reporting.

Any failure to effectively manage the claims adjustment process (including failure to manage our third-party adjusters), including failure to pay claims accurately, could lead to litigation, undermine our reputation in the marketplace, impair our corporate image and negatively affect our financial results. Further, the home insurance industry is regularly subject to negative publicity, including as a result of governmental investigations, adverse media coverage and political debate concerning industry regulation. Negative publicity may adversely affect our stock price, damage our reputation, and expose us to unexpected or unwarranted regulatory scrutiny.

Increased competition and market conditions, including changes in our financial stability and credit ratings, could affect the growth of our business and negatively affect our financial results.

The Florida residential insurance marketplace is currently dominated by single-state or regional insurance companies, with the larger national insurance carriers maintaining an overall smaller market share. Our lines of insurance are written by both these smaller insurers and the large national carriers, in addition to other markets such as Citizens, which are highly competitive. Many of these large national insurance companies have greater name recognition, established insurance agency networks and stronger financial resources to compete should they decide to recommit to Florida and begin writing new policies. Some of the regional or single-state carriers could merge to form a company larger than ours and be in a position to compete against us in a larger fashion by paying higher commissions or other tactics. New insurance companies are being formed in Florida and will bring more competition into the market. In addition, insurance agents are knowledgeable about insurance company strength, and some have a bias towards placing policyholders with better rated companies. We have a financial stability rating of A, “Exceptional” from Demotech, an independent financial firm specializing in evaluating the financial stability of regional and specialty insurers, and whose rating is accepted by major mortgage companies. Large national carriers may have a rating from a more recognized rating firm named A.M. Best, which we do not have. We could receive a downgrade from Demotech, which could result in the loss of business and an adverse impact on our results and operations. Additionally, a credit rating downgrade could also result in a significant reduction in the number of policies that we may be able to sell to our policyholders who may be sensitive to fluctuations in such ratings.

In addition, industry developments could further increase competition in our industry. These developments could include:

•

an influx of new capital in the marketplace as existing companies attempt to expand their businesses and new companies attempt to enter the insurance business as a result of better premium pricing and/or policy terms;

•	an increase in programs in which state-sponsored entities provide property insurance in catastrophe-prone areas;

•	changes in state regulatory climates; and

•	the passage of federal proposals for an optional federal charter that would allow some competing insurers to operate under regulations different or less stringent than those applicable to us.

These developments and others could make the property and casualty insurance marketplace more competitive by increasing the supply of insurance available. If competition limits our ability to write new business at adequate rates, our future results of operations could be adversely affected.

We rely on qualified and highly-skilled personnel and if we are unable to attract, retain or motivate key personnel, our business may be seriously harmed.

Our performance depends on the talents and efforts of highly-skilled and experienced individuals. Our operations are dependent on the efforts of our senior executive officers. The loss of their leadership, industry knowledge and experience could negatively impact our operations. However, we have management succession plans to lessen any such negative impact. Our future success depends on our continuing ability to identify, hire, develop, motivate and retain highly skilled and experienced personnel and, if we are unable to hire and train a sufficient number of qualified employees for any reason, we may not be able to maintain or implement our current initiatives or grow, or our business may contract and we may lose market share. Our competitors or other insurance or technology businesses may seek to hire our employees. We cannot assure that we will provide adequate incentives to attract, retain and motivate employees in the future. If we do not succeed in attracting, retaining and motivating highly qualified personnel, our business may be seriously harmed.

Our business could be materially adversely affected by geopolitical conditions, pandemics and macroeconomic conditions.

Geopolitical conditions such as changes in domestic or foreign policy, wars, conflicts, including those in Ukraine and in the Middle East, and other global events have and may bring increased uncertainty. In addition, rising inflation, changes in global trade policies and tariffs, high interest rates, supply chain issues, labor shortages, volatility in capital markets and other economic risk have and may continue to increase economic uncertainty. Inflation and interest rates directly impact the buying and selling of residences, which impacts our insurance policies as well as the rates we may offer on our insurance policies. Any one or combination of these conditions may materially impact our business, results of operations or financial condition.

Pandemics and other outbreaks of disease have had and can have significant and wide-spread impacts. As seen with the COVID-19 pandemic, outbreaks of disease can cause governments, public institutions and other organizations to impose or recommend, and businesses and individuals to implement, restrictions on various activities or take other actions to combat the disease’s spread, such as warnings, restrictions and bans on travel, transportation or in-person gatherings; and local or regional closures or lockdowns. Outbreaks of disease, and actions taken in response to the outbreak, could materially negatively impact our workforce, business, operations and financial results, both directly and indirectly.

If we fail to comply with our obligations under license or technology agreements with third parties, or if we cannot license rights to use technology or data on reasonable terms, we could be required to pay damages, lose license rights that are critical to our business or be unable to commercialize new products and services in the future.

We license from third parties certain intellectual property, technology and data that are important to our business and, in the future, we may enter into additional agreements that provide us with licenses to valuable intellectual property, technology or data. If we fail to comply with any of our obligations under our license or technology agreements with third parties, we may be required to pay damages and the licensor may have the right to terminate the license. Termination by the licensor (or other applicable counterparty) may cause us to lose valuable rights, and could disrupt our operations and harm our reputation. Our business may suffer if any current or future licenses or other grants of rights to us terminate, if the licensors (or other applicable counterparties) fail to abide by the terms of the license or other applicable agreement, if the licensors fail to enforce the licensed intellectual property against infringing third parties or if the licensed intellectual property rights are found to be invalid or unenforceable.

In the future, we may identify additional third-party intellectual property, technology and data that we need, including to develop and offer new products and services. However, such licenses may not be available on acceptable terms or at all. Further, third parties from whom we currently license intellectual property, technology and data could refuse to renew our agreements upon their expiration or could impose additional terms and fees that we otherwise would not deem acceptable requiring us to obtain the intellectual property or technology from another third party, if any is available, or to pay increased licensing fees or be subject to additional restrictions on our use of such third-party intellectual property or technology. Defense of any lawsuit or failure to obtain any of these licenses on favorable terms could prevent us from commercializing products or services, which could have a material adverse effect on our competitive position, business, financial condition and results of operations.

Cybersecurity attacks or other breaches of our systems could have an adverse impact on our business and reputation.

Our business and operations rely on the secure and efficient processing, storage and transmission of customer and company data, including policyholders’ nonpublic personal information, financial information and proprietary business information, on our computer systems and networks. Unauthorized access to personally identifiable information, even if not financial information, could damage all affected parties. Breaches can involve attacks intended to obtain unauthorized access to nonpublic personal information, destroy data, disrupt or degrade service, sabotage systems or cause other damage, including through the introduction of computer viruses or malware, cyberattacks and other means. Breaches can also involve human error, such as employees falling victim to phishing schemes or computer coding errors that may leave data exposed.

Our computer systems may be vulnerable to unauthorized access and hackers, computer viruses and other scenarios in which our data may be exposed or compromised. Cyberattacks can originate from a variety of sources, including third parties who are affiliated with foreign governments or employees acting negligently or in a manner adverse to our interests. Third parties may seek to gain access to our systems either directly or using equipment or security passwords belonging to employees, policyholders, third-party service providers or other users of our systems. Our systems also may inadvertently expose, through a computer programming error or otherwise, confidential information as well as that of our policyholders and third parties with whom we interact. In addition, any significant data security breach of our independent agents or third-party vendors could harm our business and reputation.

Our computer systems have been, and likely will continue to be, subject to cyber hacking activities, computer viruses, other malicious codes or other computer-related penetrations. This is especially the case with employees who work remotely. We commit significant resources to administrative and technical controls to prevent cyber incidents and protect our information technology, but our preventative actions to reduce the risk of cyber threats may be insufficient to prevent physical and electronic break-ins and other cyberattacks or security breaches, including those due to human vulnerabilities. Any such event could damage our computers or systems; compromise our confidential information as well as that of our policyholders and third parties with whom we interact; significantly impede or interrupt business operations, including denial of service on our website; and could result in violations of applicable privacy and other laws, financial loss to us or to our policyholders, loss of confidence in our security measures, customer dissatisfaction, significant litigation exposure and reputational harm, all of which could have a material adverse effect on us. We expend significant additional resources to modify our protective measures and to investigate and remediate vulnerabilities, exposures, or information security events. Due to the complexity and interconnectedness of our systems, the process of enhancing our protective measures can itself create a risk of systems disruptions and security issues.

The increase in the use of cloud technologies and in consumer preference for online transactions can heighten cybersecurity and other operational risks. Certain aspects of the security of such technologies are unpredictable or beyond our control, and this lack of transparency may inhibit our ability to discover a failure by cloud service providers to safeguard their systems and prevent cyberattacks that could disrupt our operations and result in misappropriation, corruption or loss of confidential and other information. In addition, there is a risk that encryption and other protective measures, despite their sophistication, may be defeated, particularly to the extent that new computing technologies vastly increase the speed and computing power available.

Although we have no plans to do so, we are not restricted from incurring indebtedness and may do so in the future.

Subject to market conditions and availability, we are not restricted from incurring indebtedness and may do so in the future. We are permitted to enter into credit facilities (including term loans and revolving facilities) and to conduct public and private debt issuances. The amount of debt we may incur may vary depending on our available investment opportunities, our available capital and our ability to obtain and access financing arrangements with lenders. Our governing documents contain no limit on the amount of debt we may incur, and we may do so at any time without approval of our stockholders.

Incurring debt could subject us to many risks that, if realized, would materially and adversely affect us, including the risk that: our cash flow from operations may be insufficient to make required payments of principal of and interest on the debt, or we may fail to comply with covenants contained in our debt instruments;

•	debt may increase our vulnerability to adverse economic, market and industry conditions with no assurance that our investment yields will increase to match our higher financing costs;

•

we may be required to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing funds available for operations, future business opportunities, distributions to our stockholders or other purposes; and

•	we may not be able to refinance maturing debts.

We have identified material weaknesses in our internal control over financial reporting. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results, and we may face litigation as a result.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented, or detected and corrected, on a timely basis. In connection with the preparation of the Company’s financial statements as of and for the year ended December 31, 2024, management and our independent auditors identified material weaknesses in our internal control over financial reporting. The material weakness related to the following:

•

Control Documentation – Management identified a material weakness in the Company’s overall control environment due to the aggregate effect of multiple deficiencies in internal controls, which affected the control activities component of the Company’s internal control framework, including with respect to controls that address claims payments in the Company’s policy administrative system, reconciliation of claim payments used by the Company’s actuaries to estimate reserves, reconciliation of premium receivable balances and reserve for credit losses, reconciliation of investments held by consolidated variable interest entities, and the reconciliation of ceding commission. The Company did not maintain sufficiently detailed and precise documentation in support of the design and operation of controls, which is pervasive throughout the Company’s internal control environment.

Effective internal controls are necessary to provide reliable financial reports and prevent fraud. Material weaknesses could limit the ability to prevent or detect a misstatement of accounts or disclosures that could result in a material misstatement of annual or interim financial statements.

The Company’s management continues to evaluate steps to remediate the material weaknesses. We are in the early stages of designing and implementing a plan to remediate the material weaknesses identified. Our current plan includes the below:

•

hiring additional experienced accounting, financial reporting and internal control personnel and changing roles and responsibilities of our personnel as we transition to being a public company and are required to comply with Section 404 of the Sarbanes Oxley Act.

•

implement company-wide internal control training to deepen our employees’ understanding of their role in relation to our overall control environment and establish clear expectations for control documentation.

•

engage external service providers to assist management as we enhance written policies and procedures to establish specific actions expected of control owners, such that sufficient documentation is maintained to demonstrate control activities are performed consistently throughout the organization and with an appropriate level of precision to meet objectives and mitigate risks to acceptable levels.

•

review and enhance the design of controls to evaluate accounting policies and establish processes and controls to review management’s estimate of credit losses due to the cancellation of insurance policies.

We cannot assure you that these measures will remediate the material weaknesses described above. The implementation of these remediation measures is in the early stages and will require validation and testing of the design and operating effectiveness of our internal controls over a sustained period of financial reporting cycles and, as a result, the timing of when we will be able to remediate the material weaknesses is uncertain and we may not remediate these material weaknesses during the years ended December 31, 2024 and 2025. If the steps we take do not remediate the material weaknesses in a timely manner, there could be a reasonable possibility that these control deficiencies or others may result in a material misstatement of our annual or interim financial statements that would not be prevented or detected on a timely basis. This, in turn, could jeopardize our ability to comply with our reporting obligations, limit our ability to access the capital markets and adversely impact our stock price.

Changes in accounting practices and future pronouncements may materially affect our reported financial results.

Developments in accounting practices may require us to incur considerable additional expenses to comply, particularly if we are required to prepare information relating to prior periods for comparative purposes or to apply the new requirements retroactively. The impact of changes in current accounting practices and future pronouncements cannot be predicted but may affect the calculation of net income, stockholder’s equity and other relevant financial statement line items.

AIICFL is required to comply with statutory accounting principles, or SAP. SAP and various components of SAP are subject to constant review by the NAIC and its task forces and committees, as well as state insurance departments, in an effort to address emerging issues and otherwise improve financial reporting. Various proposals are pending before committees and task forces of the NAIC, some of which, if enacted and adopted on a state level, could have negative effects on insurance industry participants. The NAIC continuously examines existing laws and regulations. We cannot predict whether or in what form such reforms will be enacted and, if so, whether the enacted reforms will positively or negatively affect us.

Risks Related to Our Regulatory Environment

We are subject to extensive regulation, and potential further restrictive regulation may increase our operating costs and limit our growth and profitability.

Laws and regulations applicable to the insurance industry are complicated and subject to change. Compliance with these laws and regulations may increase the costs of running our business or slow our ability to respond effectively and quickly to operational opportunities. Insurance regulators change, are appointed by elected officials who are subject to re-election and changes in political headwinds and preferences, and the FLOIR could change its interpretation of one or more existing regulations to the detriment of the Company and its business. In addition, state legislatures enact new statutes, and can change existing statutes, which could have a material impact on our costs, operations and profitability. In addition, the Company is admitted in states outside of Florida, and legislatures or insurance regulators in those states might have differing interpretations or take positions that conflict with Florida regulators, which could impact our growth, expansion and profitability. The federal government may also seek to further regulate the insurance industry or establish federal charters. As a highly regulated entity, insurance regulators have the final say on major issues affecting our business including:

•	what rates we may charge;

•	what our policy forms must cover or exclude;

•	claims practices and business operations;

•	how much reinsurance we must purchase;

•	participation in guaranty funds;

•	various financial tests including ratios of how much premium we may write in relation to our net worth;

•	risk-based capital (“RBC”) measurements;

•	restrictions on insurance company dividends;

•	restrictive accounting requirements;

•	regular financial and market conduct examinations;

•	restrictions on investments;

•	and many other requirements.

The FLOIR and regulators in other jurisdictions where we may become licensed and offer insurance products conduct periodic examinations of the affairs of insurance companies and require the filing of annual and other reports relating to financial condition, holding company issues and other matters. These regulatory requirements may adversely affect or inhibit our ability to achieve some or all of our business objectives. These regulatory authorities also conduct periodic examinations into insurers’ business practices. These reviews may reveal deficiencies in our insurance operations or non-compliance with regulatory requirements.

In certain states including Florida, insurance companies are subject to assessments levied by the states where they conduct their business. While we can recover these assessments from Florida policyholders through policy surcharges, our payment of the assessments and our recoveries may not offset each other in the same reporting period in our consolidated financial statements and may cause a material, adverse effect on our cash flows and results of operations in a particular reporting period.

In addition, regulatory authorities have relatively broad discretion to deny or revoke licenses for various reasons, including the violation of regulations. In some instances, we follow practices based on our interpretations of regulations or practices that we believe may be generally followed by the industry. These practices may turn out to be different from the interpretations of regulatory authorities. If we do not have the requisite licenses and approvals or do not comply with applicable regulatory requirements, insurance regulatory authorities could preclude or temporarily suspend us from carrying on some or all of our activities or otherwise penalize us. This could adversely affect our ability to operate our business.

Finally, changes in the level of regulation of the insurance industry or changes in laws or regulations themselves or interpretations by regulatory authorities could adversely affect our ability to operate our business, reduce our profitability and limit our growth.

The regulators powers include suspending our ability to write new business, suspending or revoking our licenses, forcing us to change our business plans and strategies, and financial fines and penalties. This substantial regulation could adversely affect our ability to execute portions of our business plans, or, if we were to have our ability to issue new policies restricted or our license revoked, have a material adverse effect on our results of operations, financial results, or ability to continue in the business.

The effects of emerging claim and coverage issues in Florida on our business are uncertain.

Despite declining loss frequencies, the severity of losses in the property and casualty insurance industry and multi-peril personal lines business has increased in recent years, often driven by financial and social inflation. Increased litigation in Florida regarding Assignment of Benefits (“AOB”) and roof claims is an example of these trends. For example, in recent years, Florida homeowners have been assigning the benefit of their insurance recovery to third parties, which has resulted in increases in the size and number of claims and the amount of litigation, interference in the adjustment of claims, the assertion of bad faith actions and one-way rights to claim attorneys’ fees. One-way fee shifting allows policyholders to recover attorneys’ fees from their insurer when the policyholder prevails in a coverage action. The Florida legislature enacted several reform bills in recent years with the intention to limit AOB and frivolous litigation. Recently, Florida has repealed its one-way fee shifting statute and altered bad faith actions such that mere negligence alone is insufficient to constitute bad faith, and imposed a good faith requirement on policyholders. While the frequency of non-catastrophe claims has recently decreased due in part to these reforms, the severity of such claims has continued to increase. However, there can be no assurance that this new legislation will reduce the future impact of AOB or litigated claims practices nor is there any assurance that future changes to these or other standards or statutes may occur. In addition, there can be no assurance that the Florida legislature will not reverse these reforms or that future legislation will not mitigate or eliminate the effects of these reforms altogether or impose new burdens on us.

Many legal actions and proceedings have been brought on behalf of classes of complainants, which can increase the size of judgments. The propensity of policyholders and third-party claimants to litigate and the willingness of courts to expand causes of loss and the size of awards may render the loss reserves of AIICFL inadequate for current and future losses. In addition, as industry practices and social and other environmental conditions change, unexpected and unintended issues related to claims and coverage may emerge. These issues may adversely affect our business by either extending coverage beyond our underwriting intent or by increasing the number or size of claims. In some instances, these changes may not become apparent until sometime after we have issued insurance policies that are affected by the changes. As a result, the full extent of liability under our insurance policies may not be known at the time such policies are issued or renewed, and our financial position or results of operations may be adversely affected.

Mandatory assessments or competition for government entities may create short-term liabilities or affect our ability to underwrite more policies.

All states have guaranty funds that can assess us to pay the claims of insolvent insurers. Florida, where a substantial portion of our business resides, also has a Florida Hurricane Catastrophe Fund (“FHCF”), which can assess us if it needs funds to provide reinsurance-like coverage to us and all residential insurers, and additionally, we can also be assessed to pay for shortfalls at Citizens, which provides insurance to residential consumers unable to procure insurance from the private market. While we can recoup or pass through these assessments to our policyholders, in many cases we may not be able to recoup them within the same annual accounting period creating a short-term drain on our resources. In addition, Citizens is structured to be an insurer of last resort, but based on varying involvement by the Florida legislature, the Governor of Florida and others, at times can instead compete against us and offer lower rates, causing us to lose market share or not underwrite as many new policies as we desire.

We face financial exposure to unpredictable weather patterns and catastrophic storms and resulting regulation from the FLOIR.

We write insurance policies covering homeowners, renters, condominium owners, and mobile home policyholders that cover property losses including those caused by hurricanes and other catastrophes. We manage our risk through strict underwriting, spreading our risk across our service area, and through the purchase of reinsurance. The substantial portion of our business is located in Florida, which is particularly susceptible to hurricanes. The FLOIR requires that we manage risk through reinsurance by purchasing up to or exceeding a 1-in-130 year storm, including coverage for multiple hurricane events in one season. Notwithstanding these requirements and our efforts to plan for and manage risk, a particularly strong storm, or a series of multiple storms in one hurricane season could exceed our reinsurance protection and may have a material adverse impact on our results of operations and financial condition.

The Florida Hurricane Catastrophe Fund may not have enough resources to pay us for the coverage we purchased.

The state-run FHCF charges all insurers premiums for coverage to assume part of the risk of their hurricane related losses. In addition, the FHCF may issue pre and post event bonds to raise capital to meet its commitment to us and other insurers. In the event of a significantly large storm, or multiple storms, the FHCF may not have the resources to pay us all of the coverage we purchased from them, including that the capital markets may not be able to support a large bond issuance by the FHCF. Further, Florida law allows the FHCF to not pay the remaining amount they owe insurers if they do not have enough resources to cover such claims.

A regulatory environment that requires approval of rate increases, can mandate rate decreases, and that can dictate underwriting practices and mandate participation in loss sharing arrangements may adversely affect our results of operations and financial condition.

From time to time, political events and positions affect the insurance market, including efforts to suppress rates to a level that may not allow us to reach targeted levels of profitability. For example, if our loss ratio compares favorably to that of the industry, state regulatory authorities may impose rate rollbacks, require us to pay premium refunds to policyholders, or challenge or otherwise delay our efforts to raise rates even if the homeowners industry generally is not experiencing regulatory challenges to rate increases.

In addition, certain states have enacted laws that require an insurer conducting business in that state to participate in assigned risk plans, reinsurance facilities and joint underwriting associations. Certain states also require insurers to offer coverage to all consumers, often restricting an insurer’s ability to charge the price it might otherwise charge. In these markets, we may be compelled to underwrite significant amounts of business at lower-than-desired rates, possibly leading to an unacceptable return on equity. Our results of operations and financial condition could be adversely affected by any of these factors.

State insurance regulators impose additional reporting requirements regarding enterprise risk on insurance holding company systems, with which we must comply as an insurance holding company.

In the past decade, various state insurance regulators have increased their focus on risks within an insurer’s holding company system that may pose enterprise risk to the insurer. In 2012, the NAIC adopted significant amendments to the Insurance Holding Company Act and related regulations, or the NAIC Amendments. The NAIC Amendments are designed to respond to perceived gaps in the regulation of insurance holding company systems in the United States. One of the major changes is a requirement that an insurance holding company system’s ultimate controlling person submit annually to its lead state insurance regulator an “enterprise risk report” that identifies activities, circumstances or events involving one or more affiliates of an insurer that, if not remedied properly, are likely to have a material adverse effect upon the financial condition or liquidity of the insurer or its insurance holding company system as a whole. Other changes include the requirement that a controlling person submit prior notice to its domiciliary insurance regulator of a divestiture of control, detailed minimum requirements for cost sharing and management agreements between an insurer and its affiliates and expanding of the agreements between an insurer and its affiliates to be filed with its domiciliary insurance regulator, including states (if any) in which the insurer is commercially domiciled. The NAIC Amendments must be adopted by the individual state legislatures and insurance regulators in order to be effective, and many states have already done so.

In 2012, the NAIC also adopted the Risk Management and Own Risk and Solvency Assessment Model Act, or the ORSA Model Act. The ORSA Model Act, as adopted by the various states, requires an insurance holding company system’s Chief Risk Officer to submit annually to its lead state insurance regulator an Own-risk and Solvency Assessment Summary Report (“ORSA”). The ORSA is an

internal assessment, tailored to the nature, scale, and complexity of an insurer or insurance group, conducted by that insurer or insurance group, of the material and relevant risks associated with the business plan of an insurer or insurance group and the sufficiency of capital resources to support those risks. Insurers that exceed $500 million in gross premiums written may be subjected to additional reporting and compliance requirements and costs.

There is also risk that insurance holding company systems may become subject to group capital requirements at the holding company level. In December 2020, the NAIC adopted additional amendments to the Insurance Holding Company System Regulatory Act and the Insurance Holding Company System Model Regulation to provide a framework intended to complement the current holding company analytics framework by providing additional information to the lead state regulator for use in assessing group risks and capital adequacy. The amendments to the Model Act and Model Regulation adopt a group capital calculation and liquidity stress test. We cannot predict whether or when these amendments may be adopted by Florida or the impact, if any, that the new regulatory requirements may have on our business, financial condition or results of operation.

In addition, the NAIC promulgated a Model Audit Rule, which places additional compliance duties and costs on insurers that exceed $500 million in direct premiums written. This rule includes the establishment of additional internal controls, disclosing unremediated material weaknesses and analysis of any limitations of internal control. As the Company grows, and exceeds these premium thresholds, additional costs and duties under these statutes and rules must be implemented, which can materially affect our results of operations.

Regulations limiting rate changes and requiring us to participate in loss sharing or assessments may decrease our profitability.

From time to time, public policy preferences and perceptions affect the insurance market, including insurers’ efforts to effectively maintain rates that allow us to reach targeted levels of rate adequacy and profitability. Despite efforts to address rate needs and other operational issues analytically, facts and history demonstrate that public policymakers, when faced with unexpected events and adverse public sentiment, have acted and may in the future act in ways that impede our ability to maintain a satisfactory correlation between rates and risk. This has included, and in the future may include, policymakers’ failures to take steps to address the causes of adverse market conditions. Such acts or failures to act may affect our ability to obtain approval for or implement rate changes that we believe are necessary to attain rate adequacy along with targeted levels of profitability and returns on equity. Additionally, because AIICFL often must obtain regulatory approval prior to changing rates, delays in the filing, review or implementation of rate changes can adversely affect our ability to attain rate adequacy. This is especially the case in hard markets such as the current Florida market, where many insurers are submitting filings for significant rate increases and consequently thereby affecting the FLOIR’s workload and affecting its ability to timely review filings.

Our ability to afford reinsurance required to reduce our catastrophe risk also depends in part on our ability to adjust rates for our costs.

Additionally, we are required to participate in guaranty funds for insolvent insurance companies and other statutory insurance entities. The guaranty funds and other statutory entities periodically levy assessments against all applicable insurance companies doing business in the state, and the amounts and timing of those assessments are unpredictable. Although we seek to recoup these assessments from our policyholders, we might not be able to fully do so and at any point in time or for any period, our operating results and financial condition could be adversely affected by any of these factors.

The amount of statutory capital and surplus that AIICFL has and the amount of statutory capital and surplus it must hold vary and are sensitive to a number of factors outside of our control, including market conditions and the regulatory environment and rules.

AIICFL is subject to RBC standards and other minimum capital and surplus requirements imposed under applicable state laws. The RBC standards, based upon the Risk-Based Capital Model Act adopted by the NAIC, require us to report our results of RBC calculations to the FLOIR and the NAIC. These RBC standards provide for different levels of regulatory attention depending upon the ratio of an insurance company’s total adjusted capital, as calculated in accordance with NAIC guidelines, to its authorized control level RBC. Authorized control level RBC is determined using the NAIC’s RBC formula, which measures the minimum amount of capital that an insurance company needs to support its overall business operations.

An insurance company with total adjusted capital that (i) is at less than 200% of its authorized control level RBC, or (ii) falls below 300% of its RBC requirement and also fails a trend test, is deemed to be at a “company action level,” which would require the insurance company to file a plan that, among other things, contains proposals of corrective actions the company intends to take that are reasonably expected to result in the elimination of the company action level event. Additional action level events occur when the insurer’s total adjusted capital falls below 150%, 100%, and 70% of its authorized control level RBC. The lower the percentage, the more severe the regulatory response, including, in the event of a mandatory control level event (total adjusted capital falls below 70% of the insurer’s authorized control level RBC), placing the insurance company into receivership.

In addition, AIICFL is required to maintain certain minimum capital and surplus and to limit premiums written to specified multiples of capital and surplus. AIICFL could exceed these ratios if their volume increases faster than anticipated or if their surplus declines due to catastrophe or non-catastrophe losses or excessive underwriting and operational expenses.

Any failure by AIICFL to meet the applicable RBC or minimum statutory capital requirements imposed by the laws of Florida (or other states where we currently or may eventually conduct business) could subject AIICFL to further examination or corrective action imposed by state regulators, including limitations on our writing of additional business, state supervision or receivership, which could have a material adverse impact on our reputation and financial condition. Any such failure also could adversely affect our financial strength and stability ratings.

Any changes in existing RBC requirements, minimum statutory capital requirements, or applicable writings ratios may require us to increase our statutory capital levels, which we may be unable to do, or require us to reduce the amount of premiums we write, which could adversely affect our business and our operating results.

We will incur increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies, which could adversely affect our operating results.

As a public company, we incur significant legal, accounting and other expenses that we did not previously incur as a private company, including costs associated with public company reporting and corporate governance requirements. For example, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are required to comply with the applicable requirements of the Sarbanes-Oxley Act, as well as rules and regulations implemented by the SEC and the NYSE, including the establishment and maintenance of effective disclosure controls and procedures and internal control over financial reporting and changes in corporate governance practices, subject to any applicable phase-in periods or other exemptions.

We expect that continuing to comply with these rules and regulations will substantially increase our legal and financial compliance costs and make some activities more time-consuming and costly. In addition, our management team will have to continue to adapt to the requirements of being a public company. In particular, we expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act, which will increase to the extent we are no longer an emerging growth company, as defined by the JOBS Act, and are not a smaller reporting company. We cannot predict or estimate the amount of additional costs we may incur as a result of being a public company or the timing of such costs, which could adversely affect our operating results.

The increased costs associated with operating as a public company may decrease our net income or result in a net loss and may require us to reduce costs in other areas of our business or increase the prices of our solution. Additionally, if these requirements divert management’s attention from other business concerns, they could have an adverse effect on our business, operating results or financial condition.

We have elected to rely on certain phase-in provisions of the SEC and/or the NYSE rules, and, as a result, we are not currently subject to certain corporate governance requirements otherwise required of NYSE-listed companies.

We currently rely on the phase-in rules of the SEC and the NYSE with respect to the independence of our compensation and audit committees and the requirement to have a majority of independent directors on our Board of Directors. These rules permit us to have an audit committee that has one member that is independent as of the date our Common Stock first traded on the NYSE, a majority of members that are independent within 90 days of the effectiveness of the registration statement for our IPO, which was May 7, 2025, and all members that are independent within one year of such date. Similarly, the rules permit us to have compensation committees that have one member that is independent by the date that our Common Stock first traded on the NYSE, a majority of members that are independent within 90 days of the listing date, which was May 8, 2025, and all members that are independent within one year of the listing date. Additionally, we have 12 months from the date of listing to satisfy the requirement that a majority of the Board of Directors be independent. During the phase-in periods, our stockholders will not have the same protections afforded to stockholders of companies that comply with the NYSE’s independence requirements without reliance on the phase-in periods.

Risks Related to Our Investments

We are subject to market risk, which may adversely affect investment income.

Our primary market risk exposures are changes in interest rates, which impact our investment income and returns. Fluctuations in interest rates could expose us to increased financial risk. Since September 2024, the U.S. Federal Reserve has reduced the target range for the federal funds rate by an aggregate of 100 basis points. Declines in market interest rates can have an adverse effect on our investment income to the extent that we invest cash in new interest-bearing investments that yield less than our portfolio’s average rate of return or purchase longer-term or riskier assets in order to obtain adequate investment yields resulting in a duration gap when compared to the duration of liabilities. Conversely, increases in market interest rates also have in the past and can have an adverse effect on the value of our investment portfolio by decreasing the fair values of the available-for-sale debt securities that comprise a large portion of our investment. In addition, inflation, such as what we are seeing in the current economic environment, has adversely impacted our business and financial results and could in the future.

Our overall financial performance depends in part on the returns on our investment portfolio.

The performance of our investment portfolio is independent of the revenue and income generated from our insurance operations, and there is typically no direct correlation between the financial results of these two activities. Thus, to the extent that our investment portfolio does not perform well due to the factors discussed above or otherwise, our results of operations may be materially adversely affected even if our insurance operations perform favorably. Further, because the returns on our investment portfolio are subject to market volatility, our overall results of operations could likewise be volatile from period to period even if we do not experience significant financial variances in our insurance operations.

We have assets held at a financial institution that may exceed the insurance coverage offered by the Federal Deposit Insurance Corporation (“FDIC”), the loss of which could negatively impact our financial condition.

As a part of our cash management strategy, we maintain deposits in a U.S. financial institution in an amount intended to satisfy our immediate liquidity needs. Any amounts in excess of $100,000 are swept on a daily basis into a money market fund custodied outside of the financial institution and invested in short-term obligations issued or guaranteed by the U.S. government. Although balances we hold at the financial institution fluctuate daily based on a variety of factors, any exposure over the FDIC limit of $250,000 is limited to short intraday windows. However, in the event of a failure of the financial institution, there is a chance we may be unable to access such funds and may incur a loss to the extent such balance exceeds the FDIC insurance limit during the day prior to a sweep, which could have a negative impact on our liquidity and financial condition.

Risks Related to Our Common Stock

The trading price of our Common Stock could be volatile, which could cause the value of your investment to decline.

Our IPO occurred in May 2025. Therefore, there has only been a public market for our Common Stock for a short period of time. Although our Common Stock is listed on the NYSE, an active trading market for our Common Stock may not develop or, if developed, be sustained. The trading price of our Common Stock may fluctuate substantially in response to numerous factors, many of which are beyond our control. These fluctuations could cause you to lose all or part of your investment in our Common Stock. Factors that could cause fluctuations in the trading price of our Common Stock include the following:

•	results of operations that vary from the expectations of securities analysts and investors;

•	results of operations that vary from those of our competitors;

•	changes in expectations as to our future financial performance, including financial estimates and investment recommendations by securities analysts and investors;

•	changes in economic conditions for companies in our industry;

•	changes in market valuations of, or earnings and other announcements by, companies in our industry;

•	declines in the market prices of stocks generally, particularly those of insurance companies;

•	strategic actions by us or our competitors;

•	changes in general economic or market conditions or trends in our industry or the economy as a whole and, in particular, in the insurance environment;

•	changes in business or regulatory conditions;

•	future sales of our Common Stock or other securities;

•	investor perceptions of the investment opportunity associated with our Common Stock relative to other investment alternatives;

•	the public’s response to press releases or other public announcements by us or third parties, including our filings with the SEC;

•	announcements relating to litigation or governmental investigations;

•	guidance, if any, that we provide to the public, any changes in this guidance, or our failure to meet this guidance;

•	the development and sustainability of an active trading market for our stock;

•	changes in accounting principles; and

•

other events or factors, including those resulting from system failures and disruptions, natural or man-made disasters, extreme weather events, war, acts of terrorism, an outbreak of highly infectious or contagious diseases or responses to these events.

Furthermore, the stock market may experience extreme volatility that, in some cases, may be unrelated or disproportionate to the operating performance of particular companies. These broad market and industry fluctuations may adversely affect the market price of our Common Stock, regardless of our actual operating performance. In addition, price volatility may be greater if the public float and trading volume of our Common Stock is low.

In the past, following periods of market volatility, stockholders have instituted securities class action litigation. If we were involved in securities litigation, it could have a substantial cost and divert resources and the attention of management from our business regardless of the outcome of such litigation.

As a result of becoming a public company, we are obligated to develop and maintain proper and effective internal control over financial reporting in order to comply with Section 404 of the Sarbanes-Oxley Act. We may not complete our analysis of our internal control over financial reporting in a timely manner, or these internal controls may not be determined to be effective, which may adversely affect investor confidence in us and, as a result, the value of our Common Stock.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. We are in the early stages of the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404 of the Sarbanes-Oxley Act. We may not be able to complete our evaluation, testing and any required remediation in the time required. If we are unable to assert that our internal control over financial reporting is effective, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our Common Stock to decline, and we may be subject to investigation or sanctions by the SEC.

We will be required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting as of the end of the fiscal year that coincides with the filing of our second annual report on Form 10-K. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. We are also currently required to disclose changes made in our internal control and procedures on a quarterly basis. However, our independent registered public accounting firm is not required to report on the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act until the later of the year following our first annual report required to be filed with the SEC, or the date we are no longer an “emerging growth company” as defined in the JOBS Act. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating.

Additionally, the existence of the material weakness in our internal control over financial reporting that we identified, or any additional material weakness or a significant deficiency, requires management to devote significant time and incur significant expense to remediate any such material weaknesses or significant deficiencies, and management may not be able to remediate any such material weaknesses or significant deficiencies in a timely manner. The existence of our material weakness in our internal control over financial reporting that we identified or any additional material weakness in our internal control over financial reporting could also result in errors in our financial statements that could require us to restate our financial statements, cause us to fail to meet our reporting obligations and cause stockholders to lose confidence in our reported financial information, all of which could materially and adversely affect our business and stock price. To comply with the requirements of being a public company, we are undertaking various costly and time-consuming actions, such as implementing new internal controls and procedures and hiring accounting or internal audit staff, which may adversely affect our business, financial condition, results of operations, cash flows and prospects.

The JOBS Act allows us to postpone the date by which we must comply with certain laws and regulations intended to protect investors and to reduce the amount of information we provide in our reports filed with the SEC. We cannot be certain if this reduced disclosure will make our Common Stock less attractive to investors.

The JOBS Act is intended to reduce the regulatory burden on “emerging growth companies.” As defined in the JOBS Act, a public company whose initial public offering of common equity securities occurs after December 8, 2011, and whose annual net sales are less than $1.235 billion will, in general, qualify as an “emerging growth company” until the earliest of:

•	the last day of its fiscal year following the fifth anniversary of the date of its initial public offering of common equity securities;

•	the last day of its fiscal year in which it has annual gross revenue of $1.235 billion or more;

•	the date on which it has, during the previous three-year period, issued more than $1 billion in nonconvertible debt; and

•

the date on which it is deemed to be a “large accelerated filer,” which will occur at such time as we (i) have an aggregate worldwide market value of common equity securities held by non-affiliates of $700 million or more as of the last business day of its most recently completed second fiscal quarter, (ii) have been required to file annual and quarterly reports under the Exchange Act, for a period of at least 12 months, and (iii) have filed at least one annual report pursuant to the Exchange Act.

We are an emerging growth company and may remain an “emerging growth company” until as late as the fifth anniversary of our IPO. For so long as we are an “emerging growth company,” we will, among other things:

•	not be required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act;

•	not be required to hold a nonbinding advisory stockholder vote on executive compensation pursuant to Section 14A(a) of the Exchange Act;

•	not be required to seek stockholder approval of any golden parachute payments not previously approved pursuant to Section 14A(b) of the Exchange Act;

•	be exempt from the requirement of the Public Company Accounting Oversight Board regarding the communication of critical audit matters in the auditor’s report on the financial statements; and

•	be subject to reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.

In addition, Section 107 of the JOBS Act provides that an emerging growth company can use the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”) for complying with new or revised accounting standards. This permits an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have chosen to “opt out” of this transition period and, as a result, we will comply with new or revised accounting standards as required when they are adopted. This decision to opt out of the extended transition period is irrevocable.

We cannot predict if investors will find our Common Stock less attractive as a result of our decision to take advantage of some or all of the reduced disclosure requirements above. If some investors find our Common Stock less attractive as a result, there may be a less active trading market for our Common Stock and our stock price may be more volatile.

We are not contractually obligated to pay regular cash dividends on our Common Stock. As a result, you may not receive any return on investment unless you sell your Common Stock for a price greater than that which you paid for it.

We are not contractually obligated to pay regular cash dividends on our Common Stock. Any decision to declare and pay dividends in the future will be made at the discretion of our Board of Directors and will depend on, among other things, general and economic conditions, our results of operations and financial condition, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax, and regulatory restrictions, and such other factors that our Board of Directors may deem relevant.

In addition, our ability to pay dividends is, and may be, limited by covenants of any future outstanding indebtedness we or our subsidiaries incur. Therefore, any return on investment in our Common Stock may be solely dependent upon the appreciation of the price of our Common Stock on the open market, which may not occur.

The requirements of being a public company may strain our resources and distract our management, which could make it difficult to manage our business, particularly after we are no longer an “emerging growth company.”

As a public company, we incur legal, accounting and other expenses that we did not previously incur as a private company. We are subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act, the listing requirements of the NYSE and other applicable securities rules and regulations. Compliance with these rules and regulations has and will continue to increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company.” The Exchange Act requires that we file annual, quarterly and current reports with respect to our business, financial condition, results of operations, cash flows and prospects. The Sarbanes-Oxley Act requires, among other things, that we establish and maintain effective internal controls and procedures for financial reporting. Furthermore, the need to establish the corporate infrastructure demanded of a public company may divert our management’s attention from implementing our growth strategy, which could prevent us from improving our business, financial condition, results of operations, cash flows and prospects. We have made, and will continue to make, changes to our internal controls and procedures for financial reporting and accounting systems to meet our reporting obligations as a public company. However, the measures we take may not be sufficient to satisfy our obligations as a public company. In addition, these rules and regulations have and will continue to increase our legal and financial compliance costs and will make some activities more time-consuming and costly. These additional obligations could have a material adverse effect on our business, financial condition, results of operations, cash flows and prospects.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time-consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We have and will continue to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of our management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and there could be a material adverse effect on our business, financial condition, results of operations, cash flows and prospects.

Certain provisions of Delaware law and anti-takeover provisions in our organizational documents could delay or prevent a change of control.

Certain provisions of Delaware law, our amended and restated certificate of incorporation (the “Charter”) and amended and restated bylaws (the “Bylaws”) may have an anti-takeover effect and may delay, defer, or prevent a merger, acquisition, tender offer, takeover attempt, or other change of control transaction that a stockholder might consider in its best interest, including those attempts that might result in a premium over the market price for the shares held by our stockholders. These provisions provide for, among other things:

•	a classified Board of Directors (until the declassification of our Board of Directors is completed by the annual meeting of stockholders to be held in 2031 (the “Sunset Date”));

•	the ability of our Board of Directors to issue one or more series of preferred stock without stockholder approval;

•	our stockholders may not take action by consent without a meeting, may only take action at a meeting of stockholders;

•	vacancies on our Board of Directors are able to be filled only by our Board of Directors and not by stockholders;

•	advance notice procedures apply for stockholders to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders;

•	stockholders are unable to call a special meeting of stockholders;

•	no cumulative voting in the election of directors;

•

until the full declassification of our Board of Directors by the Sunset Date, directors may be removed only for cause and only upon the affirmative vote of holders of at least a majority of the voting power of our outstanding shares of capital stock entitled to vote thereon; and

•	that certain provisions of the Charter may be amended only by the affirmative vote of holder of at least 66 2/3% of the voting power of our then-outstanding capital stock entitled to vote thereon.

These anti-takeover provisions could make it more difficult for a third party to acquire us, even if the third party’s offer may be considered beneficial by many of our stockholders. As a result, our stockholders may be limited in their ability to obtain a premium for their shares.

In addition, we have opted out of Section 203 of the General Corporation Law of the State of Delaware (the “DGCL”), but our Charter provides that engaging in any of a broad range of business combinations with any “interested” stockholder (generally defined as any stockholder with 15% or more of our outstanding voting stock and any entity or person affiliated with or controlling or controlled by such stockholder) for a period of three years following the time on which the stockholder became an “interested” stockholder is prohibited (except with respect to Sowell Investment Holdings Co., LLC and any of its respective affiliates and any of their respective direct or indirect transferees of our Common Stock).

Our Charter designates the Court of Chancery of the State of Delaware as the exclusive forum for certain litigation that may be initiated by our stockholders and the federal district courts of the United States as the exclusive forum for litigation arising under the Securities Act, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.

Pursuant to our Charter, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, the United States District Court for the District of Delaware) is, to the fullest extent permitted by law, the sole and exclusive forum for (i) a derivative action, suit or proceeding brought on behalf of our Company, (ii) an action, suit or proceeding asserting a claim of breach of a fiduciary duty owed by any current or former director, officer or other employee or stockholder of the Company to the Company or to the Company’s stockholders, (iii) an action, suit or proceeding arising pursuant to any provision of the DGCL or our Charter or our Bylaws or as to which the DGCL confers jurisdiction to the Court of Chancery of the state of Delaware, or (iv) an action, suit or proceeding asserting a claim against our Company governed by the internal affairs doctrine. This provision does not apply to any action or proceeding asserting a claim under the Securities Act or the Exchange Act for which the federal courts have exclusive jurisdiction or any other claim for which the federal courts have exclusive jurisdiction. Furthermore, our Charter provides that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States are the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act, Exchange Act or any other claim for which federal courts of the United States have exclusive jurisdiction, against us or any director, officer, employee or agent of ours. However, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce a duty or liability created by the Securities Act or the rules and regulations thereunder; accordingly, we cannot be certain that a court would enforce such provision. Our Charter provides that any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have notice of and consented to the provisions of our Charter described above; however, investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. The forum selection provisions in our Charter may have the effect of discouraging lawsuits against us or our directors and officers and may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us. If the enforceability of our forum selection provision were to be challenged, we may incur additional costs associated with resolving such a challenge. While we currently have no basis to expect any such challenge would be successful, if a court were to find our forum selection provision to be inapplicable or unenforceable, we may incur additional costs associated with having to litigate in other jurisdictions, which could have an adverse effect on our business, financial condition and results of operations and result in a diversion of the time and resources of our employees, management and Board of Directors.

An active, liquid trading market for our Common Stock may not develop, which may limit your ability to sell your shares.

There has only recently been a public market for our Common Stock. Although we list our Common Stock on the NYSE, an active trading market for our Common Stock may never develop or be sustained. A public trading market having the desirable characteristics of depth, liquidity and orderliness depends upon the existence of willing buyers and sellers at any given time, such existence being dependent upon the individual decisions of buyers and sellers over which neither we nor any market maker has control. The failure of an active and liquid trading market to develop and continue would likely have a material adverse effect on the value of our Common Stock. An inactive market may also impair our ability to raise capital to continue to fund operations by issuing additional shares of our Common Stock or other equity or equity-linked securities and may impair our ability to make acquisitions using any such securities as consideration.

A significant portion of our total outstanding shares of Common Stock are restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our Common Stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our Common Stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of Common Stock intend to sell shares, could reduce the market price of our Common Stock. As of the date of this filing, we had 19,571,965 shares of Common Stock outstanding. Approximately 11,665,715 shares of our Common Stock are currently subject to a 180-day lock-up period provided under lock-up agreements executed in connection with our IPO. All of these shares of Common Stock will, however, be able to be resold after the expiration of the lock-up period, as well as pursuant to customary exceptions thereto or upon the waiver of the lock-up agreement by the representatives of the underwriters for our IPO. We have also registered shares of Common Stock that we may issue under our long-term incentive plan. These shares can be freely sold in the public market upon issuance, subject to any lock-up agreements. As restrictions on resale end, the market price of our Common Stock could decline if the holders of currently restricted shares of Common Stock sell them or are perceived by the market as intending to sell them.

If securities or industry analysts do not publish research or reports about our business, if they publish unfavorable research or reports, or adversely change their recommendations regarding our Common Stock or if our results of operations do not meet their expectations, our stock price and trading volume could decline.

The trading market for our Common Stock is influenced by the research and reports that industry or securities analysts publish about us or our business. We do not have any control over these analysts. As a newly public company, we may be slow to attract research coverage. In the event we obtain securities or industry analyst coverage, if any of the analysts who cover us provide inaccurate or unfavorable research, issue an adverse opinion regarding our stock price or if our results of operations do not meet their expectations, our stock price could decline. Moreover, if one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

We may issue shares of preferred stock in the future, which could make it difficult for another company to acquire us or could otherwise adversely affect holders of our Common Stock, which could depress the price of our Common Stock.

Our Charter authorizes us to issue one or more series of preferred stock. Our Board of Directors has the authority to determine the preferences, limitations and relative rights of the shares of preferred stock and to fix the number of shares constituting any series and the designation of such series, without any further vote or action by our stockholders. Our preferred stock could be issued with voting, liquidation, dividend and other rights superior to the rights of our Common Stock. The potential issuance of preferred stock may delay or prevent a change in control of us, discouraging bids for our Common Stock at a premium to the market price, and materially adversely affect the market price and the voting and other rights of the holders of our Common Stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the three months ended March 31, 2025, there were no issuances of unregistered equity securities. On May 7, 2025, in connection with our IPO, we issued 417,400 shares of Common Stock in connection with grants of restricted stock outside of our long-term incentive plan to certain of our officers and employees, after giving effect to the withholding of approximately 234,587 shares of Common Stock to satisfy the estimated tax withholding and remittance obligations. The offers, sales, and issuances of the securities were deemed to be exempt from registration under Rule 506 promulgated under the Securities Act, or under Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering.

Use of Proceeds

On March 9, 2025, we completed our IPO, in which we issued and sold 6,250,000 shares of Common Stock for an aggregate offering price of $100 million for our account, and the selling stockholders sold an aggregate of 1,656,250 shares of Common Stock for an aggregate offering price of $26.5 million for their accounts (inclusive of the 1,031,250 shares of Common Stock sold by the selling stockholders pursuant to the underwriters’ exercise in full of their over-allotment option). The shares of Common Stock sold in our IPO were sold at a price to the public of $16.00 per share. We received net proceeds of approximately $81.5 million, after (i) deducting underwriting discounts and commissions totaling $7.0 million as well as $4.7 million of other expenses related to the offering, (ii) using approximately $3.8 million of the proceeds from the offering to satisfy tax withholding and remittance obligations related to the net settlement of shares of restricted stock issued in connection with the IPO and (iii) using $3.0 million of the proceeds of the offering to terminate the management services agreement by and between James Sowell Company, L.P. and AIIG. There has been no material change in the expected use of the net proceeds from our IPO as described in our prospectus dated May 7, 2025 filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on May 8, 2025. All shares of Common Stock sold were registered pursuant to a registration statement on Form S-1 (File No. 333-286524), as amended (the “Registration Statement”), declared effective by the SEC on May 7, 2025. Keefe, Bruyette & Woods, Inc. and Piper Sandler & Co. acted as representatives of the underwriters for the offering. The offering terminated after the sale of all securities registered pursuant to the Registration Statement. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities or (iii) any of our affiliates.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
This item is not applicable.
Item 5. Other Information
Rule
10b5-1
Trading Arrangements
During the quarter ended March 31, 2025,
no
director or officer (as defined in Rule
16a-1(f)
of the Exchange Act) of the Company adopted, modified, or terminated any “Rule
10b5-1
trading arrangement” or
“non-Rule
10b5-1
trading arrangement” (in each case, as defined in Item 408(a) of Regulation
S-K).

Item 6. Exhibits

The following exhibits are incorporated herein by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K):

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of American Integrity Insurance Group, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 9, 2025).

3.2	Amended and Restated Bylaws of American Integrity Insurance Group, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Commission on May 9, 2025).

4.1*	Registration Rights Agreement, dated May 7, 2025, by and among the Company, Sowell Investments Holding Co., LLC and Robert Ritchie.

10.1†	American Integrity Insurance Group, Inc. 2025 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 filed with the Commission on May 22, 2025).

10.2†	Form of Restricted Stock Award Agreement (Employees) under the American Integrity Insurance Group, Inc. 2025 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 filed with the Commission on April 14, 2025).

10.3†	Form of Restricted Stock Award Agreement (Non-employee Directors) under the American Integrity Insurance Group, Inc. 2025 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 filed with the Commission on April 14, 2025).

10.4†	Form of Restricted Stock Unit Award Agreement (Employees, Time-Based) under the American Integrity Insurance Group, Inc. 2025 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 filed with the Commission on April 14, 2025).

10.5†	Form of Restricted Stock Unit Award Agreement (Employees, Performance-Based) under the American Integrity Insurance Group, Inc. 2025 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 filed with the Commission on April 14, 2025).

10.6†	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 filed with the Commission on April 14, 2025).

10.7*†+	Employment Agreement, dated May 7, 2025, by and between the Company and Robert Ritchie.

10.8*†+	Employment Agreement, dated May 7, 2025, by and between the Company and David Clark.

10.9*†+	Employment Agreement, dated May 7, 2025, by and between the Company and Ben Lurie.

10.10*†+	Employment Agreement, dated May 7, 2025, by and between the Company and Jon Ritchie.

31.1*	Certification of Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	American Integrity Insurance Group, Inc. Insider Trading Policy.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document,

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**

The certifications attached as Exhibit 32.1 are not deemed “filed” with the SEC and are not to be incorporated by reference into any filing of American Integrity Insurance Group, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

†	Management compensatory plan or contract.
+

Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K. American Integrity Insurance Group, Inc. agrees to furnish a copy of all omitted exhibits and schedules to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN INTEGRITY INSURANCE GROUP, INC.

Date: June 10, 2025	By:	/s/ Robert Ritchie
Robert Ritchie
Chief Executive Officer
(Principal Executive Officer)

Date: June 10, 2025	By:	/s/ Ben Lurie
Ben Lurie
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)