Form 10-Q
period 2025-06-30
American Integrity Insurance Group, Inc.
filed 2025-08-13
CIK 2007587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act). Yes ☐ No ☒
As of August 13, 2025, there were 19,571,965 shares of common stock, par value of $0.001 per share, outstanding.

American Integrity Insurance Group, Inc.

i

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q covers a period that includes a portion of time prior to the completion of our initial public offering (the “IPO”) on May 9, 2025. In connection with the completion of the IPO, American Integrity Insurance Group, Inc. (the “Company,” “we,” “our” and “us”) effected a corporate contribution in which the owners of the equity interests of American Integrity Insurance Group, LLC (“AIIG”) contributed all of their equity interests in AIIG to the Company in exchange for an aggregate of 12,904,495 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”). Except as otherwise noted herein, our Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q are those of the Company and its consolidated operations.

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

PART I – FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (unaudited)
American Integrity Insurance Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	June 30, 2025	December 31, 2024
	(unaudited)
Assets
Fixed maturities, available-for-sale, at fair value (amortized cost of $274,098 and $214,505, respectively)	$275,418	$214,045

Total investments	275,418	214,045
Cash and cash equivalents	259,609	173,220
Restricted cash	17,214	6,052
Premiums receivable, net	58,625	51,594
Accrued investment income	2,911	2,174
Prepaid reinsurance premiums	565,841	268,254
Reinsurance recoverable, net	392,573	462,097
Property and equipment, net	2,016	1,843
Right-of-use assets – operating leases	1,488	2,498
Deferred income tax asset, net	8,707	—
Other assets	7,068	16,368

Total assets	$1,591,470	$1,198,145

Liabilities and shareholders’ equity
Liabilities:
Unpaid losses and loss adjustment expenses	$378,786	$475,708
Income tax payable	2,802	11,873
Unearned premiums	487,130	421,881
Reinsurance payable	344,764	56,348
Advance premiums	22,565	6,561
Deferred income tax liability, net	—	1,122
Long-term debt	824	1,029
Lease liabilities – operating leases	1,559	2,612
Deferred policy acquisition costs, net unearned ceding commissions	26,866	31,931
Other liabilities and accrued expenses	24,300	26,688

Total liabilities	1,289,596	1,035,753

Shareholders’ equity: (1)
Common stock, $0.001 par value, 100,000,000 shares authorized, 19,571,965 shares issued and outstanding at June 30, 2025 and 12,904,495 shares issued and outstanding at December 31, 2024	20	13
Additional paid-in capital	105,720	10,274
Accumulated other comprehensive loss, net of taxes	987	(327)
Retained earnings	195,147	152,432

Total shareholders’ equity	301,874	162,392
Total liabilities and shareholders’ equity	$1,591,470	$1,198,145

(1)
Both the number of shares outstanding and their par value have been retrospectively recast for all prior periods presented to reflect the par value of the outstanding stock of American Integrity Insurance Group, Inc. as a result of the Corporate Contribution. See Note 1 — “Nature of Operations and Basis of Presentation” and Note 13 — “Earnings Per Share”.

See accompanying notes to unaudited condensed consolidated financial statements.

American Integrity Insurance Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)
(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Gross premiums written	$286,995	$221,632	$499,145	$369,084
Change in gross unearned premiums	(63,255)	(61,546)	(65,249)	(52,070)

Gross premiums earned	223,740	160,086	433,896	317,014
Ceded premiums earned	(157,571)	(119,567)	(302,325)	(237,212)

Net premiums earned	66,169	40,519	131,571	79,802
Policy fees	2,967	2,174	5,171	3,728
Net investment income	4,780	3,414	8,883	6,662
Net realized gains (losses) on investments	485	78	501	84
Other income	98	198	259	416

Total revenues	74,499	46,383	146,385	90,692

Expenses:
Losses and loss adjustment expenses, net	21,189	12,642	42,051	33,007
Policy acquisition expenses	6,281	6,551	9,388	11,905
General and administrative expenses	22,932	6,757	27,940	12,039

Total expenses	50,402	25,950	79,379	56,951

Income before income taxes	24,097	20,433	67,006	33,741

Income tax expense (benefit)	(3,397)	5,709	1,416	6,910

Net income	27,494	14,724	65,590	26,831

Other comprehensive income:
Unrealized holding gains on available-for-sale securities, net of taxes	1,231	146	1,688	187
Reclassification adjustment for net realized gains, net of taxes	(362)	(62)	(374)	(67)

Total other comprehensive income	869	84	1,314	120

Comprehensive income	$28,363	$14,808	$66,904	$26,951

Earnings per share: (1)
Basic and diluted earnings per share	$1.62	$1.09	$4.18	$1.99

Weighted average shares outstanding – Basic and diluted	16,962,075	12,904,495	15,152,075	12,904,495

(1)
Both the number of shares outstanding and their par value have been retrospectively recast for all prior periods presented to reflect the par value of the outstanding stock of American Integrity Insurance Group, Inc. as a result of the Corporate Contribution. See Note 1 — “Nature of Operations and Basis of Presentation” and Note 13 — “Earnings Per Share”.

See accompanying notes to unaudited condensed consolidated financial statements.

American Integrity Insurance Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
Three Months Ended June 30, 2025
(In thousands, except share amounts)

	Common Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance as of March 31, 2025	12,904,495	$13	$10,274	$175,653	$118	$186,058
Distributions to members – tax advances and profit distributions ($0.41 per share) (1)	—	—	—	(8,000)	—	(8,000)
Total other comprehensive loss	—	—	—	—	869	869
Net income	—	—	—	27,494	—	27,494
Vesting of restricted stock awards	652,057	1	10,432	—	—	10,433
Tax withholding on vesting of restricted stock awards	(234,587)	—	(3,753)	—	—	(3,753)
Issuance of common stock in connection with initial public offering, net of underwriting discounts and commissions and other offering costs	6,250,000	6	88,767	—	—	88,773

Balance as of June 30, 2025	19,571,965	$20	$105,720	$195,147	$987	$301,874

	Common Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance as of March 31, 2024	12,904,495	$13	$10,274	$132,798	$(999)	$142,086
Distributions to members – tax advances and profit distributions ($0.62 per share) (1)	—	—	—	(8,001)	—	(8,001)
Total other comprehensive loss	—	—	—	—	84	84
Net income	—	—	—	14,724	—	14,724

Balance as of June 30, 2024	12,904,495	$13	$10,274	$139,521	$(915)	$148,893

(1)	The distributions were made to members prior to the IPO. See Note 1 — “Nature of Operations and Basis of Presentation” and Note 10 — “Shareholders’ Equity”.

See accompanying notes to unaudited condensed consolidated financial statements.

American Integrity Insurance Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
Six Months Ended June 30, 2025
(In thousands, except share amounts)

	Common Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance as of December 31, 2024	12,904,495	$13	$10,274	$152,432	$(327)	$162,392
Distributions to members – tax advances and profit distributions ($1.17 per share) (1)	—	—	—	(22,875)	—	(22,875)
Total other comprehensive loss		—	—	—	1,314	1,314
Net income	—	—	—	65,590	—	65,590
Vesting of restricted stock awards	652,057	1	10,432	—	—	10,433
Tax withholding on vesting of restricted stock awards	(234,587)	—	(3,753)	—	—	(3,753)
Issuance of common stock in connection with initial public offering, net of underwriting discounts and commissions and other offering costs	6,250,000	6	88,767	—	—	88,773

Balance as of June 30, 2025	19,571,965	$20	$105,720	$195,147	$987	$301,874

	Common Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance as of December 31, 2023	12,904,495	$13	$10,274	$124,714	$(1,035)	$133,966
Distributions to members – tax advances and profit distributions ($0.93 per share) (1)	—	—	—	(12,024)	—	(12,024)
Total other comprehensive loss	—	—	—	—	120	120
Net income	—	—	—	26,831	—	26,831

Balance as of June 30, 2024	12,904,495	$13	$10,274	$139,521	$(915)	$148,893

(1)	The distributions were made to members prior to the IPO. See Note 1 — “Nature of Operations and Basis of Presentation” and Note 10 — “Shareholders’ Equity”.

See accompanying notes to unaudited condensed consolidated financial statements.

American Integrity Insurance Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net income	$65,590	$26,831
Adjustments to reconcile net income to net cash from operating activities:
Stock-based compensation expense	10,433	—
Amortization and depreciation	1,147	1,394
Deferred income taxes	(9,829)	250
Net realized (gains) losses	(501)	(84)
Changes in operating assets and liabilities:
Premiums receivable	(7,031)	(14,611)
Accrued investment income	(737)	(36)
Prepaid reinsurance premiums	(297,587)	(216,569)
Reinsurance recoverable	69,524	38,688
Other assets	9,299	908
Unpaid losses and loss adjustment expense	(96,922)	(11,487)
Unearned premiums	65,250	50,608
Reinsurance payable	288,416	130,795
Advance premiums	16,004	7,324
Income taxes payable (recoverable)	(9,070)	5,693
Operating lease payments	(1,053)	(1,030)
Deferred policy acquisition costs, net unearned ceding commissions	(5,066)	13,445
Other liabilities and accrued expenses	(2,386)	(4,904)

Net cash from operating activities	95,481	27,215

Cash flows from investing activities
Purchases of property and equipment	(579)	(939)
Proceeds from sales and maturities of fixed maturity securities	103,486	52,140
Purchases of fixed maturity securities	(162,776)	(9,221)
Proceeds from sales and maturities of short-term investments	—	(14)

Net cash from (used in) investing activities	(59,869)	41,966

Cash flows from financing activities
Proceeds from initial public offering, net of underwriting discounts and commissions	93,000	—
Payments on tax withheld on vesting of restricted stock awards	(3,753)	—
Cash distributions to members (1)	(22,875)	(12,024)
Repayment of long-term debt	(206)	(206)
Payments of initial public offering costs	(4,227)	—

Net cash from (used in) financing activities	61,939	(12,230)

Net increase in cash and cash equivalents	97,551	56,951
Cash, cash equivalents and restricted cash at beginning of year	179,272	62,168

Cash, cash equivalents and restricted cash at end of period	$276,823	$119,119

Supplemental disclosures of cash flow information
Interest paid	$11	$30
Income taxes paid (refund)	$20,850	$1,000

(1)	The distributions were made to members prior to the IPO. See Note 1 — “Nature of Operations and Basis of Presentation” and Note 10 — “Shareholders’ Equity”.

See accompanying notes to unaudited condensed consolidated financial statements.

American Integrity Insurance Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)
The following table is a reconciliation of cash, cash equivalents, and restricted cash reported within the Company’s Condensed Consolidated Balance Sheets:

	June 30, 2025	December 31, 2024
Cash and cash equivalents	$259,609	$173,220
Restricted cash	17,214	6,052

Total cash, cash equivalents and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$276,823	$179,272

See accompanying notes to unaudited condensed consolidated financial statements.

American Integrity Insurance Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share and per share data, unless otherwise stated)

1.	Nature of Operations and Basis of Presentation
Organization and Description of the Company
American Integrity Insurance Group, Inc., a Delaware corporation (the “Company”), was formed on January 15, 2025, American Integrity Insurance Group, LLC, a Texas limited liability company (“AIIG”), was formed in 2006. On May 9, 2025, the holders of all of the outstanding equity of AIIG contributed all of their equity interests in AIIG to the Company (the “Corporate Contribution”), in exchange for 12,904,495 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), immediately prior to the Company’s initial public offering (the “IPO”). This is further described in the “Initial Public Offering and Corporate Contribution” section below. The operations of AIIG represent the predecessor to the Company prior to the IPO, and the consolidated and combined entities of the Company are described in more detail below. Information for any periods prior to May 7, 2025 relates to AIIG and its subsidiaries.
The Company and its wholly-owned subsidiaries are engaged in the property and casualty insurance business. The Company’s subsidiaries include American Integrity Insurance Company of Florida (“AIICFL”), a property and casualty insurance company domiciled in the state of Florida; American Integrity MGA, LLC (“AIMGA”), a Texas limited liability company operating as a managing general agency and functioning as a manager for the insurance subsidiary’s business; American Integrity Claims Services, LLC (“AICS”), a Texas limited liability company operating as a third-party administrator and providing insurance claims processing services; Pinnacle Insurance Consultants, LLC (“PIC”), a Nevada limited liability company operating as a licensed insurance agency in the state of Florida; and Pinnacle Analytics, LLC (“PA”), a Texas limited liability company performing limited reinsurance brokerage functions for the insurance subsidiary’s business. During 2023, the Company entered into an agreement with Artex SAC Limited (“Artex”), a Bermuda Licensed Segregated Accounts Company, to establish Catstyle Segregated Account (“Catstyle”). Catstyle is a segregated account controlled by the Company formed for the purpose of conducting reinsurance business.
The Company’s property and casualty insurance is currently offered in Florida, South Carolina, and Georgia.
Basis of Presentation and Principles of Consolidation
The Company has prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, and the Securities and Exchange Commission (“SEC”) rules for interim financial reporting. Accordingly, these condensed consolidated financial statements do not include all the information and footnotes required for complete financial statements and should be read in conjunction with the audited condensed consolidated financial statements of AIIG and the accompanying notes thereto for the year ended December 31, 2024. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included in these condensed consolidated financial statements. The results for interim periods do not necessarily indicate the results that may be expected for any interim period or for the full year.

American Integrity Insurance Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share and per share data, unless otherwise stated)

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, as well as variable interest entities (“VIE”) in which the Company is determined to be the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation.
Certain information and disclosures normally included in annual condensed consolidated financial statements presented in accordance with GAAP have been omitted pursuant to rules and regulations of the SEC. Accordingly, investors should read these unaudited condensed consolidated financial statements and related notes in conjunction with AIIG’s audited condensed consolidated financial statements and related notes included in our prospectus, dated May 7, 2025 filed with the Securities and Exchange Commission pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on May 8, 2025 in connection with the Company’s IPO.
The condensed consolidated financial statements for prior periods give effect to the Corporate Contribution discussed below, including the exchange of all 122,900 units of AIIG for an aggregate of 12,904,495 shares of Common Stock of the Company, which is equivalent to an overall exchange ratio of one-for-105.
All share and earnings per share amounts presented herein have been retroactively adjusted to give effect to the Corporate Contribution as if they occurred prior to all prior periods presented.
Initial Public Offering and Corporate Contribution
Immediately prior to the IPO, the owners of the equity interests of AIIG contributed all of their equity interests to the Company in exchange for an aggregate of 12,904,495 shares of Common Stock in the Corporate Contribution. On May 9, 2025, the Company completed its IPO of an aggregate of 6,875,000 shares of the Company’s Common Stock, at a price to the public of $16.00 per share, 6,250,000 of which shares were sold by the Company and 625,000 of which shares were sold by certain selling shareholders. The gross proceeds to the Company from the IPO were $100 million, and gross proceeds to the selling shareholders from the IPO were $10 million, before deducting underwriting discounts and commissions of $7 million. Pending their further use, the proceeds were invested in investment grade instruments. On May 13, 2025, the underwriters completed the exercise of their option to purchase an additional 1,031,250 additional shares of Common Stock from the selling shareholders resulting in an additional $16.5 million in gross proceeds to the selling shareholders, before deducting underwriting discounts and commissions. The Company did not receive any gross proceeds from the sales of shares of Common Stock by the selling shareholders.
In connection with the IPO, the Company issued a net amount of 417,470 shares of restricted stock to certain employees and consultants (the “Restricted Stock Grant”) after giving effect to the withholding of approximately 234,587 shares of Common Stock to satisfy the estimated tax withholding and remittance obligations (the “Restricted Stock Grant Net Settlement”). The Company incurred a one-time
share-based compensation expense of $10.4 million in connection with the Restricted Stock Grant, which was expensed in general and administrative expenses on the Condensed Consolidated Statements of Operations and Comprehensive Income. The Company also paid $3.8 million for tax withheld on vesting of restricted stock in connection with the Restricted Stock Grant Net Settlement. The compensation expense for these awards was recognized in the second quarter of 2025.
The Company’s Common Stock is listed on the New York Stock Exchange under the symbol “AII”.

American Integrity Insurance Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share and per share data, unless otherwise stated)

Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. As a result, actual results could differ from those estimates. Management evaluates estimates on an ongoing basis when updated information related to such estimates becomes available. The most significant areas that require management judgment are the estimate of unpaid losses and loss adjustment expenses, evaluation of reinsurance recoverable, and valuation of investments.

2.	Significant Accounting Policies
Changes to Significant Accounting Policies
There have been no changes to significant accounting policies as reported in the audited condensed consolidated financial statements of AIIG for the year ended December 31, 2024. The Company has included the Earnings per Share policy, which is a newly updated policy to reflect the Corporate Contribution for the unaudited condensed consolidated financial statements of the Company for the three months ended June 30, 2025. The Company has also included the fair value of financial instruments policy, which establishes the fair value hierarchy.
Deferred Transaction Costs
Deferred transaction costs consist of direct incremental legal, accounting, and consulting fees relating to the Company’s IPO. The deferred transaction costs were offset against the IPO proceeds upon the completion of the offering in accordance with ASC
340-10-S99-1.
A total of $4,227 of transaction costs were offset against the IPO proceeds and reported as a reduction to additional paid in capital (APIC) during the six months ended June 30, 2025. As of June 30, 2025 and December 31, 2024, there were no deferred transaction costs capitalized in other assets in the condensed consolidated balance sheets.
Restricted Stock
The restricted stock awards are subject to a service condition and are accounted for as equity under ASC 718. The restricted stock awards are valued based on the fair value of the underlying award, which is the Company’s Common Stock, at the date of grant. The Company recognizes the compensation cost for the restricted stock awards on a straight-line basis over the awards’ vesting period as general and administrative expenses within the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income. All shares issued to date have vested immediately. The Company recognizes any award forfeitures when they occur.
In connection with the restricted stock awards, the Company satisfies employee tax withholding obligations related to the vesting of restricted stock by withholding a portion of the shares otherwise issuable to employees. The shares withheld are immediately retired and are not held as treasury stock. As a result, both the number of shares issued and outstanding are reduced by the number of shares withheld and retired. The cash paid to tax authorities for these withheld shares is classified as a financing activity in the condensed consolidated statement of cash flows.

American Integrity Insurance Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share and per share data, unless otherwise stated)

Earnings per Share
Basic net income per share is computed by dividing net income available to common shareholders by the weighted-average common shares outstanding during the period. Diluted earnings per share is computed by dividing the Company’s net income available to shareholders, by the weighted average number of shares outstanding during the period plus the impact of all potentially dilutive shares, such as preferred shares, unvested shares and options. The dilutive impact of share options and unvested shares is determined by applying the treasury stock method and the dilutive impact of any preferred shares is determined by applying the “if converted” method. The Company did not have any dilutive instruments for the period, and therefore, diluted earnings per share is equal to basic earnings per share. There are no unvested shares issued or outstanding.
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

American Integrity Insurance Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share and per share data, unless otherwise stated)

Recently Issued Accounting Pronouncements Not Yet Adopted
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)
2023-09,
Income Taxes (Topic 740): Improvements to Income Tax Disclosures
, which amended the guidance in ASC 740 to enhance the transparency and decision-usefulness of income tax disclosures, particularly in the rate reconciliation table and disclosures about income taxes paid. The guidance applies to all entities subject to income taxes and will be applied prospectively with the option to apply it retrospectively for each period presented. For public business entities, the new requirements will be effective for annual periods beginning after December 15, 2024. Management is currently evaluating the impact and does not expect that this update will have a material impact on its consolidated financial condition or results of operations, but the ASU will require additional disclosures in the annual condensed consolidated financial statements.
In November 2024, the FASB issued ASU
2024-03,
Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic
220-40)
. This ASU requires disaggregated disclosure of income statement expenses, such as employee compensation and depreciation, for public business entities. The ASU does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the condensed consolidated financial statements. The ASU also requires disclosure of a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. ASU
2024-03
is effective for all public business entities for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company will adopt the guidance on December 31, 2027, and is currently assessing the impact of this ASU on the condensed consolidated financial statements and related disclosures.

3.	Variable Interest Entity
As part of the 2023-2024 catastrophe excess of loss reinsurance placement, which incepted on June 1, 2023, AIICFL entered into a reinsurance agreement with Catstyle, a segregated account controlled by the Company. Catstyle provides reinsurance coverage for layer one of the Company’s catastrophe reinsurance program effective June 1, 2023 through May 31, 2024, June 1, 2024 through May 31, 2025, and June 1, 2025 through May 31, 2026. Catstyle reinsurance eliminates in consolidation.
To establish the Catstyle, AIIG entered into a master preference shareholder agreement with Artex whereby AIIG purchased 1,000 non-voting
redeemable preference shares, par value of $1.00, to become the sole shareholder of Catstyle. AIIG also contributed additional surplus in order to fully capitalize Catstyle.
The Company was determined to be the primary beneficiary of Catstyle, a silo that is a VIE within Artex, as AIIG has the power to direct the activities that significantly affect the economic performance as well as the obligation to absorb losses and the right to receive benefits that could potentially be significant of Catstyle. Thus, AIIG has consolidated the assets, liabilities and operations of Catstyle in its condensed consolidated financial statements with intercompany balances and transactions eliminated in consolidation.
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

American Integrity Insurance Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share and per share data, unless otherwise stated)

reinsurance agreement can be paid to the Company by dividend based upon underwriting results of the segregated account or by expiration or termination of the reinsurance agreement. Catstyle cannot declare or pay dividends without necessary approvals from the Bermuda Monetary Authority (the “Authority”).

	June 30, 2025	December 31, 2024
Restricted Cash	$16,670	$5,516
Fixed maturity securities	—	12,669

Total	$16,670	$18,185

4.	Investments
Available-for-Sale
Securities
The amortized cost and estimated fair value of
available-for-sale
securities are as follows:

	June 30, 2025
	Amortized Cost	Allowance for Credit Loss	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury and U.S. government agencies	$29,017	—	$27	$(54)	$28,990
Corporate debt securities	182,700	—	1,138	(175)	183,663
Asset-backed securities	62,381	—	401	(17)	62,765

Total fixed maturity securities	274,098	—	1,566	(246)	275,418

Total available-for-sale investments	$274,098	$—	$1,566	$(246)	$275,418

	December 31, 2024
	Amortized Cost	Allowance for Credit Loss	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury and U.S. government agencies	$75,532	$—	$—	$(298)	$75,234
Corporate debt securities	109,174	—	164	(548)	108,790
Asset-backed securities	29,799	—	262	(40)	30,021

Total fixed maturity securities	214,505	—	426	(886)	214,045

Total available-for-sale investments	$214,505	$—	$426	$(886)	$214,045

American Integrity Insurance Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share and per share data, unless otherwise stated)

A summary of the aggregate estimated fair values of
available-for-sale
securities with unrealized losses segregated by time period in an unrealized loss position is as follows:

	June 30, 2025
	Less than 12 months		12 months or greater		Total
	Estimated Fair Value	Unrealized losses	Estimated Fair Value	Unrealized losses	Estimated Fair Value	Unrealized losses
U.S. Treasury and U.S. government agencies	$26,622	$(41)	$2,368	$(13)	$28,990	$(54)
Corporate debt securities	152,764	(23)	30,899	(152)	183,663	(175)
Asset-backed securities	54,160	(14)	8,605	(3)	62,765	(17)

Total	$233,546	$(78)	$41,872	$(168)	$275,418	$(246)

	December 31, 2024
	Less than 12 months		12 months or greater		Total
	Estimated Fair Value	Unrealized losses	Estimated Fair Value	Unrealized losses	Estimated Fair Value	Unrealized losses
U.S. Treasury and U.S. government agencies	$21,209	$(145)	$41,355	$(153)	$62,564	$(298)
Corporate debt securities	60,993	(198)	47,797	(350)	108,790	(548)
Asset-backed securities	13,869	(11)	16,152	(29)	30,021	(40)

Total	$96,071	$(354)	$105,304	$(532)	$201,375	$(886)

A summary of the amortized cost and estimated fair value of
available-for-sale
securities at June 30, 2025, by contractual maturity is as follows. The expected maturities may differ from the contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
Years to maturity
Government and corporate securities:
Due in one year or less	$17,600	$17,624
Due after one year through five years	191,409	192,283
Due after five years through 10 years	2,708	2,746
Due after 10 years	—	—
Other securities, which provide for periodic payments:
Asset-backed securities	62,381	62,765

Total	$274,098	$275,418

American Integrity Insurance Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share and per share data, unless otherwise stated)

The following table presents components of the Company’s net investment income for the three month period ended:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Fixed maturities, available-for-sale	$2,139	$1,775	$4,270	$3,866
Cash and cash equivalents	2,847	1,761	4,962	2,954

Gross investment income	4,986	3,536	9,232	6,820
Investment expenses	(206)	$(122)	(349)	(158)

Net investment income	$4,780	$3,414	$8,883	$6,662

Proceeds from sales or maturities of fixed maturity
available-for-sale
securities for the three months ended June 30, 2025 were $43,616 with $514 and $29 of gross realized gains and losses, respectively. For the three months ended June 30, 2024, proceeds from sales of fixed maturity available-for-sale
securities totaled $48,608, with $81 and $3 of gross realized gains and losses, respectively. Proceeds from sales or maturities of fixed maturity available-for-sale
securities for the six months ended June 30, 2025 were $103,486 with $625 and $124 of gross realized gains and losses, respectively. For the six months ended June 30, 2024, proceeds from sales of fixed maturity available-for-sale
securities totaled $52,140, with $89 and $5 of gross realized gains and losses, respectively.
The Company did not record any activity pertaining to the allowance for credit losses as of June 30, 2025 or December 31, 2024.

5.	Fair Value Measurements
The tables below presents information about the Company’s financial assets measured at fair value on a recurring basis:

	June 30, 2025
	Total	Level 1	Level 2	Level 3
U.S. Treasury and U.S. government agencies	$28,990	$28,990	$—	$—
Corporate debt securities	183,663	24,385	159,278	—
Asset-backed securities	62,765	—	62,765	—

Total	$275,418	$53,375	$222,043	$—

	December 31, 2024
	Total	Level 1	Level 2	Level 3
U.S. Treasury and U.S. government agencies	$75,234	$75,234	$—	$—
Corporate debt securities	108,790	28,222	80,568	—
Asset-backed securities	30,021	—	30,021	—

Total	$214,045	$103,456	$110,589	$—

The Company had no assets carried at fair value in the Level 3 category as of June 30, 2025 and December 31, 2024.

American Integrity Insurance Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share and per share data, unless otherwise stated)

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
During the three months ended June 30, 2025, the Company had no event or circumstance change that would cause an instrument to be transferred between levels.
The following table summarizes the carrying value and estimated fair value of the Company’s financial instruments not carried at fair value as of the date presented:

	June 30, 2025		December 31, 2024
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Long-term debt:
Surplus note	$824	$691	$1,029	$885
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

American Integrity Insurance Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share and per share data, unless otherwise stated)

6.	Deferred Policy Acquisition Costs, Net of Ceding Commissions
The tables below show the activity regarding deferred policy acquisition costs (“DPAC”) for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30, 2025
	DPAC, excluding unearned ceding commission	Unearned ceding commission	Total
DPAC, beginning of period	$43,450	$(70,286)	$(26,836)
Policy acquisition costs deferred during the period:
Producer commissions	29,118		29,118
Premium taxes	5,032		5,032
Other acquisition costs	2,674		2,674
Ceding commissions		(52,123)	(52,123)

Total policy acquisition costs	36,824	(52,123)	(15,299)
Amortization	(23,676)	38,945	15,269

DPAC, end of period	$56,598	$(83,464)	$(26,866)

	Three Months Ended June 30, 2024
	DPAC, excluding unearned ceding commission	Unearned ceding commission	Total
DPAC, beginning of period	$39,919	$(47,596)	$(7,677)
Policy acquisition costs deferred during the period:
Producer commissions	23,012		23,012
Premium taxes	2,263		2,263
Other acquisition costs	1,950		1,950
Ceding commissions		(37,247)	(37,247)
Total policy acquisition costs	27,225	(37,247)	(10,022)

Amortization	(21,306)	25,561	4,255

DPAC, end of period	$45,838	$(59,282)	$(13,444)

American Integrity Insurance Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share and per share data, unless otherwise stated)

	Six Months Ended June 30, 2025
	DPAC, excluding unearned ceding commission	Unearned ceding commission	Total
DPAC, beginning of period	$38,803	$(70,734)	$(31,931)
Policy acquisition costs deferred during the period:
Producer commissions	47,204		47,204
Premium taxes	7,696		7,696
Other acquisition costs	5,164		5,164
Ceding commissions		(90,341)	(90,341)

Total policy acquisition costs	60,064	(90,341)	(30,277)

Amortization	(42,269)	77,611	35,342

DPAC, end of period	$56,598	$(83,464)	$(26,866)

	Six Months Ended June 30, 2024
	DPAC, excluding unearned ceding commission	Unearned ceding commission	Total
DPAC, beginning of period	$43,080	$(48,216)	$(5,136)
Policy acquisition costs deferred during the period:
Producer commissions	38,851		38,851
Premium taxes	3,777		3,777
Other acquisition costs	3,886		3,886
Ceding commissions		(62,119)	(62,119)

Total policy acquisition costs	46,514	(62,119)	(15,605)
Amortization	(43,756)	51,053	7,297

DPAC, end of period	$45,838	$(59,282)	$(13,444)

7.	Liability for Unpaid Losses and Loss Adjustment Expenses
The liability for unpaid losses and loss adjustment expenses (“LAE”) includes an amount determined from loss reports and individual cases and an amount, based on past experience, for losses incurred but not yet reported.

American Integrity Insurance Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share and per share data, unless otherwise stated)

The following table provides a reconciliation of changes in the liability for unpaid losses and LAE:

	Six Months Ended June 30,
	2025	2024
Unpaid Loss and LAE beginning of period	$475,708	$279,392
Less: Reinsurance recoverables on unpaid losses and LAE	415,086	214,718

Net unpaid loss and LAE at beginning of period	60,622	64,674

Add: Losses and LAE, net of reinsurance, incurred related to:
Current period	43,168	39,364
Prior period	(1,117)	(6,357)

Total net losses and LAE incurred	42,051	33,007

Less: Losses and LAE paid, net of reinsurance, related to:
Current period	13,528	14,843
Prior period	24,838	25,512
Total net paid losses and LAE	38,366	40,355

Unpaid loss and LAE, net of reinsurance at end of period	64,307	57,326
Add: Reinsurance recoverables on unpaid losses and LAE	314,479	210,579

Unpaid loss and LAE at end of period	$378,786	$267,905

During the six months ended June 30, 2025, the liability for unpaid losses and loss adjustment expenses, prior to reinsurance, increased by $3,685 from $60,622 as of December 31, 2024 to $64,307 as of June 30, 2025. The increase was principally the result of an increase in reserves for Citizens assumed business of $6,424, partially offset by a decrease in reserves related to non-catastrophe
storms.
Prior period development includes changes in estimated losses and LAE for all events occurring in prior periods including hurricanes and other weather. In 2025, the
Company’s
net loss and LAE incurred for the six months ended June 30, 2025 reflected a favorable development of $1,117, which was a result of re-estimation
of unpaid losses and LAE. These adjustments are generally the result of ongoing analysis of recent loss development trends. Original estimates are decreased or increased as additional information becomes known regarding individual claims.

American Integrity Insurance Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share and per share data, unless otherwise stated)

8.	Reinsurance
In order to limit the Company’s potential exposure to individual risks and catastrophic events, the Company purchases reinsurance from third-party reinsurers as well as the Florida Hurricane Catastrophe Fund (the “FHCF”), a state-mandated catastrophe fund for Florida policies only. Most of the Company’s reinsurance partners were rated
“A-”
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
2025 – 2026 Reinsurance Program
Catastrophe Excess of Loss Reinsurance
Effective June 1, 2025, the Company entered into catastrophe excess of loss reinsurance agreements covering its insurance subsidiary, AIICFL. The catastrophe reinsurance program is indemnity-based and includes a combination of coverage from traditional reinsurers, the FHCF, Insurance Linked Securities (“ILS”) investors through Integrity Re III Ltd., and the Company’s segregated cell captive reinsurer.
The 2025–2026 reinsurance program provides third-party reinsurance coverage of $1.93 billion for a single catastrophic event, with total third-party coverage of $2.59 billion across all occurrences, representing a 45% increase over the prior year’s treaty limit. The Company’s net retention for the first and second events is $35.0 million, consisting of $10.0 million retained by AIICFL and $25.0 million retained by the Company’s segregated cell captive reinsurer. The retention for third and fourth catastrophic events decreases to $15.8 million and $10.0 million, respectively, and is retained solely by AIICFL.
The FHCF covers Florida-admitted risks only, and the Company elected to participate at 90% for the 2025 hurricane season, consistent with the prior year.
Integrity Re III Ltd., a Bermuda-based special purpose insurer and unrelated party issued new catastrophe bonds totaling $565.0 million as part of the program, marking the eighth and largest ILS transaction sponsored by the Company.
All reinsurers participating in the program are either rated
“A-”
or higher by A.M. Best or are fully collateralized, to mitigate counterparty credit risk. The entire program is structured without parametric covers and is fully indemnity-based.
Total net consolidated catastrophe reinsurance premiums ceded to third parties are expected to be approximately $433.3 million for the 2025–2026 treaty year, a 28% increase compared to the prior year.

American Integrity Insurance Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share and per share data, unless otherwise stated)

Effect of Reinsurance
The effects of reinsurance on premiums written and earned are as follows:

	Three Months Ended June 30,
	2025		2024
	Written	Earned	Written	Earned
Direct premiums	$270,741	$179,515	$220,582	$159,921
Assumed Premiums	16,254	44,225	1,050	165
Gross Premiums	286,995	223,740	221,632	160,086
Ceded premiums	(549,916)	(157,571)	(424,741)	(119,567)

Net premiums	$(262,921)	$66,169	$(203,109)	$40,519

	Six Months Ended June 30,
	2025		2024
	Written	Earned	Written	Earned
Direct premiums	$451,666	$346,286	$368,034	$316,849
Assumed Premiums	47,479	87,610	1,050	165
Gross Premiums	499,145	433,896	369,084	317,014
Ceded premiums	(608,670)	(302,325)	(465,727)	(237,212)

Net premiums	$(109,525)	$131,571	$(96,643)	$79,802

American Integrity Insurance Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share and per share data, unless otherwise stated)

The Company’s reinsurance arrangements affected certain items in the Condensed Consolidated Statement of Operations for the three months ended June 30, 2025 and 2024 by the following amounts:

	Three Months Ended June 30,
	2025	2024
Ceded premiums earned	$(157,571)	$(119,567)
Ceded losses and loss adjustment expenses incurred	21,189	12,642
Ceded policy acquisition expenses	6,281	6,551
For the three months ended June 30, 2025 and 2024, recoveries received under reinsurance contracts were $30,041 and $57,725, respectively.

	Six Months Ended June 30,
	2025	2024
Ceded premiums earned	$(302,325)	$(237,212)
Ceded losses and loss adjustment expenses incurred	42,051	33,007
Ceded policy acquisition expenses	9,388	11,905
For the six months ended June 30, 2025 and 2024, recoveries received under reinsurance contracts were $67,631 and $240,964, respectively.

9.	Regulatory Requirements and Restrictions
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
The Company’s insurance subsidiary prepares its statutory-basis financial statements in accordance with statutory accounting practices prescribed or permitted by FLOIR. The commissioner of FLOIR has the right to permit other practices that may deviate from prescribed practices. The Company’s insurance subsidiary does not obtain and follow any permitted practice. As of June 30, 2025 and December 31, 2024, the Company’s insurance subsidiary reported statutory capital and surplus of $176,078 and $149,586, respectively. For the six months ended June 30, 2025 and June 30, 2024, the Company’s insurance subsidiary reported statutory net income of $31,766 and $2,062, respectively. Statutory-basis surplus differs from shareholders’ equity reported in accordance with GAAP primarily because policy acquisition costs are expensed when incurred, certain assets that are not admitted assets are eliminated from the Consolidated Balance Sheet and surplus notes are reported as surplus rather than liabilities. In addition, the recognition of deferred tax assets is based on different recoverability assumptions.

American Integrity Insurance Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share and per share data, unless otherwise stated)

The Florida statutes require a residential property insurance company to maintain statutory surplus as to policyholders of at least $1,500 or 10% of the insurer’s total liabilities, whichever is greater. Accordingly, as of June 30, 2025 and December 31, 2024, the Company’s insurance subsidiary exceeded the minimum statutory surplus requirement, which was $17,608 and $14,959, respectively.
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
The Company’s insurance subsidiary is also required annually to comply with the National Association of Insurance Commissioners (“NAIC”) risk-based capital (“RBC”) requirements. RBC requirements prescribe a method of measuring the amount of capital appropriate for an insurance company to support its overall business operations in light of its size and risk profile. NAIC RBC requirements are used by regulators to determine appropriate regulatory actions relating to insurers who show signs of a weak or deteriorating condition. As of June 30, 2025 and December 31, 2024, based on calculations using the appropriate NAIC RBC formula, the Company’s insurance subsidiary reported total adjusted capital in excess of the requirements.
The Company’s insurance subsidiary has maintained a cash deposit with the Insurance Commissioner of the State of Florida and other states in which the Company’s insurance subsidiary is authorized to write business in to meet regulatory requirements and are included in restricted cash on the condensed consolidated balance sheet.
In addition, Florida property and casualty insurance companies are required to adhere to prescribed premium-to-capital
surplus ratios. Florida state law requires that the ratio of 90% of premiums written divided by surplus as to policyholders does not exceed 10 to 1 for gross premiums written or 4 to 1 for net premiums written. The Company’s insurance subsidiary had a ratio of gross and net premiums written to surplus of 2.6 to 1 and 0.8 to 1, respectively, which has met the requirements.
The Company also has the Catstyle reinsurance segregated account, where the Company can withdraw from cash held in the segregated account, but must provide written notice to the trustee in the form of a withdrawal notice in order to access the funds. However, consent of the grantor is not required to access the funds, and the funds’ use is not restricted within the terms of the trust agreement. Catstyle is regulated by the Authority and is required to meet and maintain certain minimum levels of solvency and liquidity. Catstyle’s statutory capital and surplus necessary to satisfy the regulatory requirements in the aggregate was $20,157 and $9,610 as of June 30, 2025 and December 31, 2024, respectively. As of June 30, 2025 and December 31, 2024, the actual amount of statutory capital and surplus was $20,157 and $9,610, respectively. The liabilities of Catstyle are fully collateralized and accordingly capital and surplus are available to be paid out in dividends and subject to approval in accordance with regulations of the Authority.

American Integrity Insurance Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share and per share data, unless otherwise stated)

10.	Shareholders’ Equity
Immediately prior to the IPO, the owners of the equity interests of AIIG contributed all of their equity interests to the Company in exchange for an aggregate of 12,904,495 shares of Common Stock.
Public Offering
In connection with the IPO, the Company authorized of 100,000,000 shares of Common Stock, $0.001 par value per share, of which 19,571,965 shares are issued and outstanding, and 10,000,000 shares of preferred stock, $0.001 par value per share, of which no shares are issued and outstanding.
The Company issued 6,250,000 shares of the Company’s Common Stock to the public, at a price of $16.00 per share. The Company received net proceeds of $93 million after deducting underwriting discounts and commissions and paid $4.2 million in offering expenses that reduced the proceeds received in Additional
Paid-in
Capital in the Condensed Consolidated Balance Sheet. In addition, in connection with the IPO, the Company used $3.8 million of the proceeds from the offering to satisfy the Restricted Stock Grant Net Settlement and $3.0 million of the proceeds of the offering to terminate the management services agreement by and between James Sowell Company, L.P. and AIIG, but these costs were expensed in general and administrative expenses on the Condensed Consolidated Statements of Operations and Comprehensive Income.
Distributions
The Company is a legal entity separate and distinct from its subsidiaries. As a holding company, the primary sources of cash needed to meet its obligations are distributions, dividends, and other permitted payments from its subsidiaries and consolidated VIEs. While there are no restrictions on distributions from AIMGA, AICS, PA, and PIC, dividends from AIICFL and Catstyle are restricted. See Note 9 – “
Regulatory Requirements and Restrictions
” for the restrictions on dividends from AIICFL and Note 3 – “
Variable Interest Entity
” for restrictions on dividends from Catstyle.
Prior to the IPO, taxable income was allocated to the members of AIIG in accordance with the United States Internal Revenue Code and AIIG’s LLC Operating Agreement. Distributions to members totaling $8.0 million and $8.0 million characterized as tax distributions, were declared and paid during the three months ended June 30, 2025 and 2024, respectively. Tax distributions totaled $12.9 million and $8.0 million during the six months ended June 30, 2025 and 2024, respectively.
Additionally, according to AIIG’s LLC Operating Agreement and prior to the IPO, AIIG’s Board of Directors may have, at its discretion, declared distributions to the members proportionally in accordance with their respective percentage ownership interests. The Company made $10.0 million and $4.0 million of discretionary distributions to members during the six months ended June 30, 2025 and 2024, respectively. There were no discretionary distributions to members during the second quarter of 2025 and 2024.

American Integrity Insurance Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share and per share data, unless otherwise stated)

11.	Stock-Based Compensation
Restricted Stock
On May 7, 2025, in connection with the IPO, the Company issued 652,057 shares of restricted stock to certain employees and consultants, which vested immediately upon issuance. In connection with the issuance, 234,587 shares were withheld to satisfy the estimated tax withholding and remittance obligations. The shares withheld were immediately retired and not held as treasury stock, thus, as a result, both the number of shares issued and outstanding are reduced by the number of shares withheld and retired.
A summary of all restricted stock activity for the period May 7, 2025 to June 30, 2025 is as follows:

	Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding, May 7, 2025	—	$—
Granted	652,057	$16.00
Shares withheld for tax remittance (retired)	(234,587)	(16.00)
Vested	(417,470)	(16.00)

Nonvested at June 30, 2025	—	$—
The Company incurred a
one-time
share-based compensation expense of $10,433 in connection with the Restricted Stock Grant and paid $3,753 in connection with the Restricted Stock Grant Net Settlement. As the shares vested immediately, compensation expense for these awards was entirely recognized in the second quarter of 2025 in general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income.

12.	Segment Reporting
The Company concluded that it has only one reportable operating segment. This conclusion is based on the three characteristics of an operating segment within ASC 280. As there is a single reportable segment, the chief operating decision maker uses information that is presented in the Condensed Consolidated Financial Statements to evaluate the performance of the single segment, including net income as the measure of profit or loss. The measure of segment assets is reported on the balance sheet as total consolidated assets.

13.	Earnings Per Share
Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period.
For the purposes of determining the basic and diluted weighted-average number of common shares outstanding during the periods presented that are prior to the IPO, the Company retrospectively reflected the Corporate Contribution in connection with the IPO. As such, the basic and diluted weighted-average number of common shares outstanding for those periods reflect the exchange of AIIG’s membership units into shares of Common Stock on the date of the IPO, assuming that all shares of Common Stock issued in conjunction with the IPO was issued and outstanding as of the beginning of the earliest period presented.
The Company historically had a Profit Participation Plan (“PPP”) that was terminated upon the IPO. For the comparative historical period presented, it was determined in accordance with ASC 260, Earnings Per Share, (“ASC 260”), that the participants of the PPP were able to participate in undistributed earnings with Common Stock based on a predetermined formula on a nonforfeitable basis, thus representing a participating security. The Company applies the two-class
method to allocate income between the common shareholders and the PPP participants.

American Integrity Insurance Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share and per share data, unless otherwise stated)

The following table presents the net income and the weighted average number of shares outstanding used in the earnings per share calculations. There were no potentially dilutive instruments for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,
	2025	2024
Numerator:
Net income attributable to common shareholders	$27,494	$14,724
Income allocated to participating securities	—	634

Income available for common shareholders	27,494	14,090
Denominator:
Shares outstanding	19,571,965	12,904,495
Weighted average common shares outstanding - basic and diluted	16,962,075	12,904,495
Earnings available to common shareholders per share
Basic	$1.62	$1.09

Diluted	$1.62	$1.09

	Six Months Ended June 30,
	2025	2024
Numerator:
Net income attributable to common shareholders	$65,590	$26,831
Income allocated to participating securities	2,190	1,155

Income available for common shareholders	63,400	25,676
Denominator:
Shares outstanding	19,571,965	12,904,495
Weighted average common shares outstanding - basic and diluted	15,152,075	12,904,495
Earnings available to common shareholders per share
Basic	$4.18	$1.99

Diluted	$4.18	$1.99

American Integrity Insurance Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share and per share data, unless otherwise stated)

14.	Other Comprehensive Income (Loss)
Comprehensive income (loss) includes changes in unrealized gains and losses on fixed maturities classified as available-for-sale.
Reclassification adjustments for realized (gains) losses are reflected in net realized gains (losses) on investments on the Condensed Consolidated Statement of Operations.
The following tables are summaries of other comprehensive income (loss) and discloses the tax impact of each component of other comprehensive income (loss) for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30, 2025			Three Months Ended June 30, 2024
	Pre-Tax	Income Tax Benefit (Expense)	Net-of-Tax Amount	Pre-Tax	Income Tax Benefit (Expense)	Net-of-Tax Amount
Net changes to available-for-sale securities:
Unrealized holding gains (losses) arising during period	$1,653	$(422)	$1,231	$194	$(48)	$146
Reclassification adjustment for (gains) losses realized in net income	(484)	122	(362)	(82)	20	(62)

Other comprehensive income (loss)	$1,169	$(300)	$869	$112	$(28)	$84

	Six Months Ended June 30, 2025			Six Months Ended June 30, 2024
	Pre-Tax	Income Tax Benefit (Expense)	Net-of-Tax Amount	Pre-Tax	Income Tax Benefit (Expense)	Net-of-Tax Amount
Net changes to available-for-sale securities:
Unrealized holding gains (losses) arising during period	$2,264	$(576)	$1,688	$245	$(58)	$187
Reclassification adjustment for (gains) losses realized in net income	(500)	126	(374)	(90)	23	(67)

Other comprehensive income (loss)	$1,764	$(450)	$1,314	$155	$(35)	$120

15.	Income Taxes
Prior to the IPO, AIIG and its
non-insurance
subsidiaries, were included in a single partnership return for United States federal and state income tax purposes and were not subject to United States income tax, for the period January 1, 2025 through May 7, 2025, where the holders of all of the outstanding equity interests in AIIG contributed all of their equity interests in AIIG to the Company. As of May 7, 2025, the Company and its
non-insurance
subsidiaries are organized as a corporation and are subject to United States federal and state income tax. AIICFL remains organized as a corporation and is a taxable entity and will continue to file a stand-alone corporate income tax return for federal and state income tax purposes. The Company’s tax sharing agreement requires settlement of taxes between the subsidiaries in accordance to the terms of the agreement.

American Integrity Insurance Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share and per share data, unless otherwise stated)

During the six months ended June 30, 2025 and 2024, the Company recorded approximately $1,416 and $6,910, respectively, of income tax expense, which resulted in effective tax rates of 2.1% and 20.5%, respectively. The Company has evaluated the circumstances for the six months ended June 30, 2025 and 2024, respectively, and determined that it is unable to make a reliable estimate of its ordinary income or related tax expense for the fiscal year. Therefore, the Company has calculated the income tax expense for the six months ended June 30, 2025 and 2024, respectively, based on the discrete effective tax rate. The Company’s estimated effective tax rate differs from the statutory federal tax rate due to state and income taxes as well as certain nondeductible and tax-exempt
items.
The difference between the effective tax rate and the U.S. federal statutory tax rate of 21% for the six months ended June 30, 2025 was primarily due to state income taxes, non-deductible
compensation related to employee stock awards granted and fully vested during the quarter, and a change in tax status related to the conversion of a non-taxable
entity into a corporation. The effective tax rate also reflects the unfavorable impact of certain other nondeductible expenses.
The change in tax status created deferred tax assets of approximately $9.7 million, which were recognized as a one-time
gain for the three months ended June 30, 2025 and resulted in an effective tax rate of (14.1)% for the period.
A valuation allowance must be established for deferred tax assets when it is more likely than not that the deferred tax assets will not be realized based on available evidence both positive and negative, including recent operating results, available tax planning strategies, and projected future taxable income. As of December 31, 2024, management concluded, based on the evaluation of the positive and negative evidence, that it is more likely than not that the deferred tax assets will be realized and therefore no valuation allowance on the Company’s deferred tax assets is required. The Company evaluates the realizability of its deferred tax assets each quarter, and as of June 30, 2025, based on all of the available evidence, management concluded that it is more likely than not that the deferred tax assets will be realized.
On July 4, 2025, the “One Big Beautiful Bill” (H.R. 1) was enacted into law. This legislation included broad changes to individuals, businesses, and international income tax provisions, but did not address the taxation of property and casualty insurance companies, under Subchapter L of the Internal Revenue Code. The Company evaluated the legislation, and determined that it does not materially impact its current or deferred income tax positions. As such, the enactment constitutes a Type II subsequent event under ASC 855, and no adjustment was made to the condensed consolidated financial statements as of June 30, 2025.

16.	Related Party Transactions
AIIG was a party to a management and financial advisory services agreement with a company owned by one of its members. The fees for financial advisory services were negotiated in good faith by both parties on a case-by-case
basis. For financial oversight and monitoring services, AIIG paid a fixed monthly fee under the terms of the agreement. During the six months ended June 30, 2025 and 2024, the Company incurred fees under the agreement of $411 and $469, respectively, which is recorded within general and administrative expenses. During the second quarter, the management and financial advisory services agreement was terminated in conjunction with the IPO for a payment of $3,000. This has been included in general and administrative expenses on the Condensed Consolidated Statements of Operations and Comprehensive Income. There were no amounts payable at June 30, 2025 or December 31, 2024, related to the agreement.

American Integrity Insurance Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share and per share data, unless otherwise stated)

17.	Commitments and Contingencies
Obligations under Multi-Year Reinsurance Contracts
The Company purchases reinsurance coverage to protect its capital and to limit its losses when certain major events occur. The Company’s reinsurance commitments generally run from June 1 of the current year to May 31 of the following year. From time to time, certain of the Company’s reinsurance agreements may be for periods longer than one year. Amounts payable for coverage during the current June 1 to May 31 contract period are recorded as reinsurance payable in the Condensed Consolidated Balance Sheets. Multi-year contract commitments for future years are recorded at the beginning of the coverage period. As of June 30, 2025 and December 31, 2024, there were no multi-year reinsurance contract obligations.
Litigation
Lawsuits and other legal proceedings are filed against the Company from time to time. Many of these legal proceedings involve claims under insurance policies that the Company underwrites. The Company is also involved in various other legal proceedings and litigation unrelated to claims under the Company’s contracts, which arise in the ordinary course of business. The Company accrues amounts resulting from claim-related legal proceedings in unpaid losses and loss adjustment expenses during the period it determines an unfavorable outcome becomes probable and amounts can be estimated. Management believes that the resolution of these legal actions will not have a material impact on the Company’s condensed consolidated financial statements. The Company contests liability and/or the amount of damages as appropriate in each pending matter.
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
Florida Insurance Guaranty Association
In April 2023, the Florida Insurance Guaranty Association (“FIGA”) issued an order for the collection of a 1.0% FIGA assessment policy surcharge for policies effective October 1, 2023 through September 30, 2024. The order directed member insurance companies to collect policy surcharge amounts in advance and to remit those surcharge amounts to FIGA on a quarterly basis. The Company recorded an accrued liability totaling $2,624 and $1,195, respectively, in other liability and accrued expenses as of June 30, 2025 and December 31, 2024, which represents the policy surcharge amounts collected, but unremitted to FIGA as of that date.

18.	Leases
Operating lease cost was $544 and $539 for the three months ended June 30, 2025 and 2024, respectively, and $1,087 and $1,081 for the six months ended June 30, 2025 and 2024, respectively, and is included in other operating expenses on the Condensed Consolidated Statement of Operations. Short-term and variable lease cost was immaterial for the six months ended June 30, 2025 and 2024.

American Integrity Insurance Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share and per share data, unless otherwise stated)

The following table provides supplemental balance sheet information about the Company’s leases as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Operating leases:
Right-of-use assets	$1,488	$2,498
Lease liability	$1,559	$2,612
Weighted-average remaining lease term:
Operating leases	0.71 years	1.18 years
Weighted-average discount rate:
Operating leases	2.87%	2.75%
Supplemental disclosure of cash flow information related to leases was as follows for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$565	$544	$1,127	$1,088
The estimated future minimum payments of operating leases as of June 30, 2025 are as follows:

Operating Leases
2025 remaining	$1,137
2026	428
2027	7
2028	—
2029	—
Thereafter	—

Total lease payments	1,572
Less: imputed interest	(13)

Present value of lease liabilities	$1,559

American Integrity Insurance Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share and per share data, unless otherwise stated)

19.	Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides a detailed analysis of our financial condition, results of operations, liquidity, and capital resources. Investors should read this section alongside our unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q, as well as our audited condensed consolidated financial statements and related notes included in our prospectus, dated May 7, 2025 filed with the Securities and Exchange Commission pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on May 8, 2025. This analysis includes forward-looking statements, which are subject to various risks and uncertainties. Actual results may differ from projections due to factors beyond our control, as detailed under Part II, Item 1A “Risk Factors.” References to the “Company,” “American Integrity,” “we,” “us” or “our” refer to American Integrity Insurance Group, Inc. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to those differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in “Risk Factors” and “Special Note Regarding Forward-Looking Statements.”

Overview

We are a profitable and growing insurance group headquartered in Tampa, Florida. Through our insurance carrier subsidiary, American Integrity Insurance Company of Florida, Inc. (“AIICFL”), we provide personal residential property insurance for single-family homeowners and condominium owners, as well as coverage for vacant dwellings and investment properties, predominantly in Florida. 97.4% of our direct premiums written for the three months ended June 30, 2025 and 95.8% of our policies in-force as of June 30, 2025 were in Florida. More than 70% of our in-force premium is in the insurance market in which we underwrite and sell policies to policyholders where we may freely choose or reject without the assistance of residual market mechanisms (the “Voluntary Market”) with 97.1% of such in-force premium in our core Florida market and 2.9% in Georgia and South Carolina, where we have strategically expanded to support and enhance our relationships with our builder agency network.

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

Citizens “Take-out” Program. In late 2024, we strategically expanded our policy base, assuming 68,844 policies, representing $112.4 million in assumed unearned premiums from Citizens Property Insurance Corporation (“Citizens”). In the first quarter of 2025 we assumed 16,632 policies from Citizens, representing $31.2 million in assumed unearned premiums. In the second quarter of 2025, we assumed 7,372 policies from Citizens, representing $17.8 million in assumed unearned premiums. These policies we assume carry no upfront acquisition costs and are covered by our current treaty year reinsurance program.

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

Cost and Availability of Reinsurance. We purchase excess of loss and quota share reinsurance as part of our capital management strategy and in an effort to reduce volatility of earnings and protect our balance sheet from the impact of potential catastrophe events. Our ability to implement an effective reinsurance strategy is dependent, in part, on the cost and availability of reinsurance coverage. In recent years, reinsurance rates have significantly increased and terms and conditions have tightened (including reductions on what we are able to charge for claims administration), particularly for catastrophe exposed property lines of business. This can be attributed to a variety of factors, including high inflation and a rising interest rate environment, social inflation, the frequency and severity of natural catastrophes including large hurricanes in Florida such as Hurricane Ian and Milton, and reinsurance capacity constraints. We ceded 69.7% and 74.8% of our gross premiums earned in the six months ended June 30, 2025 and June 30, 2024, respectively.

Initial Public Offering and Corporate Contribution

On May 9, 2025, we completed our initial public offering (the “IPO”) of an aggregate of 6,875,000 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at a price to the public of $16.00 per share, 6,250,000 of which shares were sold by the Company and 625,000 of which shares were sold by certain selling shareholders. The gross proceeds to us from the IPO were $100 million, and gross proceeds to the selling shareholders from the IPO were $10 million, before deducting underwriting discounts and commissions and estimated offering expenses. On May 13, 2025, the underwriters completed the exercise of their option to purchase an additional 1,031,250 additional shares of Common Stock from the selling shareholders resulting in an additional $16.5 million in gross proceeds to the selling shareholders, before deducting underwriting discounts and commissions. We did not receive any gross proceeds from the sales of shares of Common Stock by the selling shareholders. In connection with our IPO, we effected a net issuance of 417,470 shares of restricted stock to certain of our employees and consultants (the “Restricted Stock Grant”) after giving effect to the withholding of approximately 234,587 shares of Common Stock to satisfy the estimated tax withholding and remittance obligations (the “Restricted Stock Grant Net Settlement”). We incurred a one-time share-based compensation expense of $10.4 million in connection with the Restricted Stock Grant and paid $3.8 million in connection with the Restricted Stock Grant Net Settlement. The compensation expense for these awards was recognized in the second quarter of 2025. Immediately prior to the IPO, the owners of the equity interests of American Integrity Insurance Group, LLC (“AIIG”) contributed all of their equity interests to the Company in exchange for an aggregate of 12,904,495 shares of Common Stock.

Results of Operations

The following table summarizes our results of operations for the three and six months ended June 30, 2025 and 2024 (dollar amounts in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
Gross premiums written	$286,995	$221,632	$499,145	$369,084
Change in gross unearned premiums	(63,255)	(61,546)	(65,249)	(52,070)

Gross premiums earned	223,740	160,086	433,896	317,014
Ceded premiums earned	(157,571)	(119,567)	(302,325)	(237,212)

Net premiums earned	66,169	40,519	131,571	79,802
Policy fees	2,967	2,174	5,171	3,728
Net investment income	4,780	3,414	8,883	6,662
Net realized gains (losses) on investments	485	78	501	84
Other income	98	198	259	416

Total Revenues	74,499	46,383	146,385	90,692

Losses and loss adjustment expenses	21,189	12,642	42,051	33,007
Policy acquisition expenses	6,281	6,551	9,388	11,905
General and administrative expenses	22,932	6,757	27,940	12,039

Total Expenses	50,402	25,950	79,379	56,951

Income before taxes	24,097	20,433	67,006	33,741
Income tax (benefit) expense	(3,397)	5,709	1,416	6,910

Net Income	$27,494	$14,724	$65,590	$26,831
Loss ratio[1]	30.6%	29.6%	30.8%	39.5%
Expense ratio[2]	42.3%	31.2%	27.3%	28.7%
Combined ratio[3]	72.9%	60.8%	58.1%	68.2%
Annualized return on equity[4]	48.8%	44.5%	58.2%	40.5%
Ceded catastrophe excess of loss premiums ratio[5]	42.2%	46.1%	41.8%	46.3%
Underlying loss and loss adjustment expense ratio[6]	33.1%	32.0%	31.6%	37.4%

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

(4)	Annualized return on equity is a key business metric, defined as net income, annualized, divided by the average beginning and ending shareholders’ equity during the applicable period.
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

Policies In-Force

Policies in-force represents the number of active insurance policies with coverage in effect as of the end of the period referenced. We utilize the change in the number of policies in-force to assess the trajectories of our operations.

In-force premium represents the annual premium for active insurance policies with coverage in effect as of the end of the period referenced.

The following table shows our policies in-force and in-force premiums by product as of June 30, 2025 and June 30, 2024:

	As of June 30,
	2025		2024
($ in thousands)	Policies in-force	In-force premium	Policies in-force	In-force premium
HO-3	260,681	$609,082	166,389	$444,541
HO-4	3,793	1,047	3,777	1,096
HO-6	15,264	27,614	9,067	19,504
MHO	10,811	14,253	10,519	17,430
DP-1 (Including vacant)	27,380	64,251	27,518	68,518
DP-3	74,848	192,179	42,506	130,608
Watercraft	3,627	4,435	2,628	3,118
Golf Cart	2,734	8,391	3,350	10,154
Umbrella	—	—	698	269

Total	399,138	$921,252	266,452	$695,238

The following table shows our policies in-force and in-force premiums by county in Florida as of June 30, 2025 and June 30, 2024:

	As of June 30,
($ in thousands)	2025		2024
County	Policies in-force	In-force premium	Policies in-force	In-force premium
LEE	26,201	$71,174	22,675	$74,013
ORANGE	25,622	46,055	18,805	38,992
POLK	25,033	56,616	16,760	43,659
DUVAL	22,275	37,717	17,087	34,446
HILLSBOROUGH	20,664	49,795	15,851	44,748
PALM BEACH	19,199	76,617	2,641	13,806
PASCO	19,028	39,764	9,025	21,027
OSCEOLA	18,902	38,674	15,085	35,528
MARION	16,063	23,864	12,634	23,649
BREVARD	13,878	34,395	7,828	22,993
VOLUSIA	13,087	27,623	11,108	27,317
Others	179,186	418,958	116,953	315,060

Total	399,138	$921,252	266,452	$695,238

Policies in-force were 399,138 as of June 30, 2025, an increase of 49.8% compared to policies in-force of 266,452 as of June 30, 2024, and an increase of 12.1% compared to policies in-force of 356,108 as of December 31, 2024. The increase in our policies in-force was primarily due to new policies written through the Voluntary Market and 2024-2025 Citizens take-outs. During the three months ended June 30, 2025, we wrote 27,807 policies in the Voluntary Market, which was an increase of 5,759 from policies written in the Voluntary Market during the three months ended June 30, 2024. We experienced policy retention rates of 81.5% during the second quarter of 2025.

The following table shows our policies in-force and in-force premium by source:

($ in thousands)	Policies In-Force	In-Force Premium
As of March 31, 2025
Voluntary Market	293,577	$652,888
Citizens Legacy Take-Outs	7,106	28,661
Citizens Take-Outs	13,256	35,364
FY 2024 Citizens Take-Outs	52,875	144,998
FY 2025 Citizens Take-Outs	16,518	47,628
Total	383,332	$909,539

As of June 30, 2025
Voluntary Market(1)	305,873	$648,177
Citizens Legacy Take-Outs(2)	6,742	26,899
Citizens Take-Outs(3)	35,441	98,253
FY 2024 Citizens Take-Outs(4)(5)	27,490	75,439
FY 2025 Citizens Take-Outs(4)(6)	23,592	72,484
Total	399,138	$921,252

(1)	During the three months ended June 30, 2025, we wrote 27,807 policies in the Voluntary Market, which was an increase of 5,759 policies in the Voluntary Market.
(2)	Reflects policies assumed from Citizens in or prior to 2014 that have since been renewed directly with the Company. The Company did not conduct any take-outs in the years 2015 through 2023.
(3)	Reflects policies assumed from Citizens that have since renewed directly with the Company.
(4)

Reflects policies assumed from Citizens during the stated calendar year that have less than a year remaining under their current Citizens policy and will be offered a renewal policy with the Company upon expiration.

(5)	There were 68,844 policies assumed from Citizens during 2024; and 63,485 or 92.2%, were still in-force as of June 30, 2025.
(6)	There have been 24,004 policies assumed from Citizens during 2025; and 23,592 policies, or 98.3%, were still in-force as of June 30, 2025.

Three Months Ended June 30, 2025 Compared to the Three Months Ended June 30, 2024

Revenues

For the three months ended June 30, 2025, gross premiums written increased by $65.4 million, or 29.5%, to $287.0 million, compared to $221.6 million for the three months ended June 30, 2024. This increase was due largely to new and renewal policies written through the Voluntary Market and from our strategic participation in the Citizens take-out program.

Gross premiums earned represent the earned portion of our gross premiums written, adjusted by the change in gross unearned premium. Premiums associated with written, and assumed policies are earned ratably over the remaining term of the policy, respectively, which is typically one year.

Gross premiums earned increased to $223.7 million for the three months ended June 30, 2025 from $160.1 million for the three months ended June 30, 2024. The $63.7 million, or 39.8%, increase was due largely to new and renewal gross premiums written from the Voluntary Market and those related to the Citizens take-outs.

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

Ceded premiums earned increased $38.0 million, or 31.8%, to $157.6 million for the three months ended June 30, 2025 from $119.6 million for the three months ended June 30, 2024. The increase in ceded premiums earned was due to growth in our gross premiums earned and the placement of our 2025-2026 catastrophe excess-of-loss reinsurance program effective June 1, 2025. The Company purchased more reinsurance coverage compared to prior years, reflecting an increase in in-force premiums and total insured value (TIV).

Net premiums written reflect gross premiums written, less ceded premiums written.

Net premiums earned reflect gross premiums earned, less ceded premiums earned.

Net premiums earned grew by $25.7 million, or 63.3%, reaching $66.2 million for the three months ended June 30, 2025, up from $40.5 million for the three months ended June 30, 2024. This increase was due largely to the increase in gross premiums earned without a proportionate increase in ceded premiums earned, both driven largely by strength in the Voluntary Market and our participation in the Citizens take-out program.

Policy fees represent various upfront policy fees paid by policyholders on new and renewal insurance policies. In accordance with ASC 606, policy fees are recognized and earned upon collection as they are not subject to refund, and our service obligation is fulfilled when the policy is issued.

Policy fees increased $0.8 million, or 36.5%, to $3.0 million for the three months ended June 30, 2025 from $2.2 million for the three months ended June 30, 2024. The increase in voluntary policies written during the three months ended June 30, 2025 contributed to the increase in policy fees.

Net investment income includes interest earned from cash, cash equivalents, fixed maturity securities and short-term investments. Our invested assets primarily consist of cash and fixed-maturity securities. The primary factors affecting net investment income include the size of our investment portfolio and the yield generated by the underlying securities held in the portfolio.

Net investment income increased $1.4 million, or 40.0%, to $4.8 million for the three months ended June 30, 2025 from $3.4 million for the three months ended June 30, 2024. The increase in net investment income was due to an increase in invested assets primarily driven by an increase in cash and cash equivalents and fixed-maturity securities.

Net realized gains (losses) on investments reflect the differences between the amount received by us upon the sale of a security and the amortized cost of the security, as well as allowances for credit losses recognized in earnings, if any.

We continuously seek to optimize our investment portfolio. Sales of available-for-sale debt securities resulted in net realized investment gains of $0.5 million for the three months ended June 30, 2025 and net realized investment gains of $78,352 for the three months ended June 30, 2024.

Other income represents installment fees earned by us when policyholders elect to pay their premium over time as opposed to in full at inception of the policy and other miscellaneous items.

Other income decreased by $0.1 million, or 50.5%, to $97,609 for the three months ended June 30, 2025 from $0.2 million for the three months ended June 30, 2024.

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

Losses and LAE increased $8.5 million, or 67.6%, to $21.2 million for the three months ended June 30, 2025 from $12.6 million for the three months ended June 30, 2024. The increase in losses and LAE was driven primarily by gross premiums earned.

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

Policy acquisition expenses decreased $0.3 million, or 4.1%, to $6.3 million for the three months ended June 30, 2025 from $6.6 million for the three months ended June 30, 2024. The decrease was primarily driven by lower acquisition costs associated with Citizens take-outs.

General and administrative expenses consist of expenses of our operations including employee compensation and benefits, technology costs, facilities costs and professional services fees, including legal, accounting and actuarial fees, as well as general corporate overhead expenses. As noted above, a certain portion of our ceding commissions are allocated to general and administrative expenses.

General and administrative expenses increased $16.1 million to $22.9 million for the three months ended June 30, 2025, from $6.8 million for the three months ended June 30, 2024. The increase was driven by the one-time stock based and cash compensation, the one-time payment to terminate the management services agreement, and other one-time expenses incurred in connection with the IPO.

Income tax (benefit) expense relates to federal and state income taxes. The amount of income tax expense or benefit recorded in future periods will depend on the jurisdictions in which we operate and the tax laws and regulations in effect. The Company is subject to payment of U.S. federal and state income taxes as a corporation.

Income tax (benefit) expense was $(3.4) million and $5.7 million for the three months ended June 30, 2025 and 2024, respectively. Our effective tax rate for the three months June 30, 2025 and 2024 was (14.1)% and 27.9%, respectively. On May 7, 2025, the Company reorganized its structure through a tax-free transaction following the contribution by the members of AIIG of all of their equity interests in AIIG to the Company in exchange for shares of the Company’s Common Stock, which changed its tax status from a limited liability company, treated as a partnership for federal income tax purposes, to a corporation subject to United States federal income tax, under Subchapter C of the Internal Revenue Code. Conversion from a non-taxable entity to a corporation is considered a change in tax status, and has been reflected in the condensed consolidated financial statements in accordance with the relevant accounting guidance. The change in tax status created deferred tax assets of approximately $9.7 million, which were recognized as a one-time gain for the three months ended June 30, 2025 and resulted in an effective tax rate of (14.1)% for the period.

Key Business Metrics and Ratios

Loss ratio

Loss ratio is the ratio of losses and LAE to net premiums earned plus policy fees. We add policy fees to net premiums earned when calculating our loss and expense ratios to include the total revenue produced by a policy, given they are earned when a policy is written. Our loss ratio increased by 1.0 percentage point for the three months ended June 30, 2025, to 30.6%, compared to 29.6% for the three months ended June 30, 2024. The slight increase in the loss ratio was primarily due to an increase in losses retained on prior year catastrophe events including Hurricane Debby, Hurricane Helene, and a severe convective storm in early January 2024.

Expense ratio

Expense ratio is the ratio of policy acquisition expenses and general and administrative expenses to net premiums earned plus policy fees. Our expense ratio increase by 11.1 percentage points to 42.3% for the three months ended June 30, 2025 compared to 31.2% for the three months ended June 30, 2024 was due to higher general and administrative expenses from one time stock-based and cash compensation, the one-time payment to terminate the management services agreement, and other one-time expenses incurred in connection with the IPO.

Combined ratio

Combined ratio is the sum of the loss ratio and the expense ratio. We utilize combined ratio to assess our underwriting performance. Our combined ratio increased to 72.9% for the three months ended June 30, 2025 from 60.8% for the three months ended June 30, 2024. The increase was due to higher general and administrative expenses from one time stock-based and cash compensation, the one-time payment to terminate the management services agreement, and other one-time expenses incurred in connection with the IPO.

Annualized return on equity

Annualized return on equity is defined as net income, annualized, divided by the average beginning and ending shareholders’ equity during the applicable period. Our annualized return on equity increased to 48.8% for the three months ended June 30, 2025 from 44.5% for the three months ended June 30, 2024. The increase in our annualized return on equity ratio was due to the financial benefits related to our recent participation in the Citizens take-out program, primarily due to an increase in net income during the period and the recognition of a tax benefit, partially offset by higher general and administrative expenses from one-time stock-based and cash compensation, the one-time payment to terminate the management services agreement, and other one-time expenses incurred in connection with the IPO.

Six Months Ended June 30, 2025 Compared to the Six Months Ended June 30, 2024

Revenues

For the six months ended June 30, 2025, gross premiums written increased by $130.1 million, or 35.2%, to $499.1 million, compared to $369.1 million for the six months ended June 30, 2024. This increase was due largely to an increase in assumed written premiums related to our strategic participation in the Citizens take-out program, and premium from new policies written through the Voluntary Market.

Gross premiums earned increased to $433.9 million for the six months ended June 30, 2025 from $317.0 million for the six months ended June 30, 2024. The $116.9 million, or 36.9%, increase was due largely to our increase in gross premiums written related to the Citizens take-outs.

Ceded premiums earned increased $65.1 million, or 27.4%, to $302.3 million for the six months ended June 30, 2025 from $237.2 million for the six months ended June 30, 2024. The increase in ceded premiums earned was due to growth in our gross premiums earned.

Net premiums earned grew by $51.8 million, or 64.9%, reaching $131.6 million for the six months ended June 30, 2025, up from $79.8 million for the six months ended June 30, 2024. This increase was due largely to the increase in gross premiums earned without a proportionate increase in ceded premiums earned, both driven largely by our participation the Citizens take-out program.

Policy fees increased $1.5 million, or 39.0%, to $5.2 million for the six months ended June 30, 2025 from $3.7 million for the six months ended June 30, 2024. The increase in voluntary policies written during the six months ended June 30, 2025 contributed to the increase in policy fees.

Net investment income increased $2.2 million, or 33.3%, to $8.9 million for the six months ended June 30, 2025 from $6.7 million for the six months ended June 30, 2024. The increase in net investment income was due to an increase in invested assets primarily driven by an increase in cash and cash equivalents and fixed-maturity securities.

We continuously seek to optimize our investment portfolio. Sales of available-for-sale debt securities resulted in net realized investment gains of $0.5 million for the six months ended June 30, 2025 and net realized investment gains of $84,463 for the six months ended June 30, 2024.

Other income decreased by $0.1 million, or 37.7%, to $0.3 million for the six months ended June 30, 2025 from $0.4 million for the six months ended June 30, 2024.

Expenses

Losses and LAE increased $9.0 million, or 27.4%, to $42.1 million for the six months ended June 30, 2025 from $33.0 million for the six months ended June 30, 2024. The increase in losses and LAE was driven primarily by gross premiums earned.

Policy acquisition expenses decreased $2.5 million, or 21.1%, to $9.4 million for the six months ended June 30, 2025 from $11.9 million for the six months ended June 30, 2024. The decrease was primarily driven by lower acquisition costs associated with Citizens take-outs.

General and administrative expenses increased $15.9 million, or 132.1%, to $27.9 million for the six months ended June 30, 2025 from $12.0 million for the six months ended June 30, 2024. The increase was driven by one time stock-based and cash compensation, the one-time payment to terminate the management services agreement, and other one-time expenses incurred in connection with the IPO.

Income tax (benefit) expense was $1.4 million and $6.9 million for the six months ended June 30, 2025 and 2024, respectively. Our effective tax rate for the six months June 30, 2025 and 2024 was 2.1% and 20.5%, respectively. On May 7, 2025, the Company reorganized its structure through a tax-free transaction, which changed its tax status from a limited liability company, treated as a partnership for federal income tax purposes, to a corporation subject to United States federal income tax, under Subchapter C of the Internal Revenue Code. Conversion from a non-taxable entity to a corporation is considered a change in tax status, and has been reflected in the condensed consolidated financial statements in accordance with the relevant accounting guidance. The change in tax status created deferred tax assets of approximately $9.7 million as a one-time gain for the six months ended June 30, 2025.

Key Business Metrics and Ratios

Loss ratio

Our loss ratio decreased by 8.7 percentage points for the six months ended June 30, 2025, to 30.8%, compared to 39.5% for the six months ended June 30, 2024. The decrease in the loss ratio was primarily due to the increase in net premiums earned driven largely by our recent participation in the Citizens take-out program.

Expense ratio

Our expense ratio decreased by 1.4 percentage points to 27.3% for the six months ended June 30, 2025 compared to 28.7% for the six months ended June 30, 2024 were due to the increase in net premiums earned driven largely by our recent participation in the Citizens take-out program.

Combined ratio

Our combined ratio improved to 58.1% for the six months ended June 30, 2025 from 68.2% for the six months ended June 30, 2024. This improvement was due largely to our recent participation in the Citizens take-out program, which resulted in a financial benefit by reducing our expense ratio and loss ratio and resulted in a disproportionate increase in net earned premiums. This was due to the ability to defer the purchase of additional catastrophe excess of loss reinsurance purchases on the newly assumed policies until the June 1, 2025 treaty year and the absence of policy acquisition costs on assumed policies. The benefits derived from the deferred reinsurance ceased at the end of the second quarter and the benefits deriving from the policy acquisition costs will continue to decrease in future quarters as policies assumed in Citizens take-outs renew or are not renewed on their renewal date.

Annualized return on equity

Our annualized return on equity increased to 58.2% for the six months ended June 30, 2025 from 40.5% for the six months ended June 30, 2024. The increase in our annualized return on equity ratio was due to the financial benefits related to our recent participation in the Citizens take-out program, primarily due to an increase in net income during the period and the recognition of a tax benefit, partially offset by higher general and administrative expenses from one-time stock-based and cash compensation, the one-time payment to terminate the management services agreement, and other one-time expenses incurred in connection with the IPO.

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

Underwriting income (loss) increased $2.0 million, or 11.9%, to $18.7 million for the three months ended June 30, 2025 from $16.7 million for the three months ended June 30, 2024. The increase was largely driven by the financial benefits of our recent participation in the Citizens take-out program, partially offset by non-recurring IPO-related expenses incurred during the quarter. For the six months ended June 30, 2025, underwriting income increased by $30.8 million, or 115.8%, to $57.4 million from $26.6 million for the six months ended June 30, 2024. The increase was due largely to the financial benefits of our recent participation in the Citizens take-out program, as well as improved underwriting performance during the period.

Underwriting income for the three and six months ended June 30, 2025 and 2024 reconciles to income before taxes as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
Income before taxes	$24,098	$20,433	$67,007	$33,741
Less:
Net investment income	4,780	3,414	8,883	6,662
Net realized losses on investments	485	78	501	84
Other income	98	198	259	416

Underwriting income	$18,735	$16,743	$57,364	$26,579

Adjusted net income (loss)

Adjusted net income (loss) is a non-GAAP financial measure defined as net income excluding net realized gains or losses on investments, stock compensation expense, and certain non-recurring or non-cash expenses, including those incurred in connection with our IPO, net of tax. We use adjusted net income as an internal performance measure in the management of our operations because we believe it gives us and users of our financial information useful insight into our results of operations and our underlying business performance excluding the impact of realized gains and losses on the sale of securities, which we do not view as core to the underlying trends in our business. Adjusted net income should not be viewed as a substitute for net income calculated in accordance with GAAP, and other companies may define adjusted net income differently.

Adjusted net income (loss) increased $16.6 million, or 113.4%, to $31.3 million for the three months ended June 30, 2025 from $14.7 million for the three months ended June 30, 2024. The increase was due largely to the financial benefits of our recent participation in the Citizens take-out program. For the six months ended June 30, 2025, adjusted net income (loss) increased by $42.6 million, or 159.2%, to $69.4 million from $26.8 million for the six months ended June 30, 2024. The increase was due largely to the financial benefits of our recent participation in the Citizens take-out program, as well as higher net earned premiums.

Adjusted net income (loss) for the three and six months ended June 30, 2025 and 2024 reconciles to net income as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
Net Income	$27,494	$14,724	$65,590	$26,831
Add:
Stock compensation(1)(4)	10,433	—	10,433	—
Termination of MSA(1)	3,000	—	3,000	—
One-time IPO expense(1)	1,654		1,654
One-time bonus expense(1)	1,387	—	1,387	—
Less:
Net realized gains on Investments	485	78	501	84
Change in tax status(3)	9,722	—	9,722	—
Tax effect(2)(4)	2,467	(16)	2,464	(18)
Adjusted net income (loss)	$31,294	$14,662	$69,377	$26,765

(1)	Material non-recurring items that we do not expect to continue in the future and believe are not reflective of our ongoing operations and our performance.
(2)

We included the tax impact of all adjustments to adjusted net income using the U.S. federal statutory corporate tax rate of 21%. While the Company’s actual effective tax rates for the six months ended June 30, 2025 and 2024 were 2.1% and 20.5% respectively, the use of the statutory rate provides a consistent and simplified approach for comparability. This approach is applied uniformly, including to items that may be partially or fully nondeductible for tax purposes. The tax effect row is presented exclusive of the change in tax status impact (3).

(3)

The change in tax status of the parent company from a non-taxable entity to a taxable corporation resulted in recognition of a deferred income tax benefit. This adjustment has been removed using the U.S. federal statutory and state blended corporate tax rate of 25.262% for consistency with the tax asset recorded.

(4)	Stock-based compensation expense recognized of $10,433 for the three and six months ended June 30, 2025, approximately $4,241 was nondeductible for U.S. federal income tax purposes.

Annualized adjusted return on equity

Annualized adjusted return on equity is a non-GAAP financial measure defined as adjusted net income for the period on an annualized basis divided by the average of beginning and ending shareholders’ equity during the applicable period. We use annualized adjusted return on equity as an internal performance measure in the management of our operations because we believe it gives us and users of our financial information useful insight into our underlying business performance. Annualized adjusted return on equity should not be viewed as a substitute for any metrics calculated in accordance with GAAP, and other companies may define annualized adjusted return on equity differently.

Annualized adjusted return on equity increased by 5.7 percentage points, to 27.8% for the three months ended June 30, 2025 from 22.1% for the year ended June 30, 2024. The increase in annualized adjusted return on equity over the prior period was primarily due to results from operations and an increase in net income derived from the financial benefits of our recent participation in the Citizens take-out program, as well as the recognition of a tax benefit that contributed to higher adjusted net income during the period.

Annualized adjusted return on equity increased by 21.2 percentage points, to 61.6% for the six months ended June 30, 2025 from 40.4% for the year ended June 30, 2024. The increase in annualized adjusted return on equity over the prior period end balance was primarily due to results from operations and an increase in net income derived from the financial benefits of our recent participation in the Citizens take-out program.

Annualized adjusted return on equity for the three and six months ended June 30, 2025 and 2024 reconciles to annualized return on equity as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
Net income (loss)	$27,494	$14,724	$65,590	$26,831
Average beginning and ending share holders’ equity	225,384	132,485	225,384	132,485
Annualized return on equity(1)	48.8%	44.5%	58.2%	40.5%
Adjusted net income (loss) (after tax)(2)(3)	$31,294	$14,662	$69,377	$26,765
Average shareholders’ equity	225,384	132,485	225,384	132,485
Annualized adjusted return on equity(3)	27.8%	22.1%	61.6%	40.4%

(1)	Annualized return on equity is net income divided by average beginning and ending shareholders’ equity, multiplied by four for the three months ended and two for the six months ended.
(2)

Annualized adjusted return on equity is the adjusted net income (loss) (after tax) divided by the average beginning and ending shareholders’ equity, multiplied by four for the three months ended and two for the six months ended.

(3)

We included the tax impact of all adjustments to adjusted net income using the U.S. federal statutory corporate tax rate of 21%. While the Company’s actual effective tax rates for the six months ended June 30, 2025 and 2024 were 2.1% and 20.5% respectively, the use of the statutory rate provides a consistent and simplified approach for comparability. This approach is applied uniformly, including to items that may be partially or fully nondeductible for tax purposes.

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

We experienced favorable net prior year reserve development of $1.7 million for the three months ended June 30, 2025 and $6.9 million for the three months ended June 30, 2024. We experienced no catastrophe losses for the three months ended June 30, 2025. For the three months ended June 30, 2024, we experienced $5.8 million of catastrophe losses related to Property Claims Services (“PCS”) coded storm activity during the period.

The underlying loss and loss adjustment expense ratio increased to 33.1% for the three months ended June 30, 2025 from 32.0% for the three months ended June 30, 2024, primarily due to an increase in losses retained on prior year catastrophe events including Hurricane Debby, Hurricane Helene, and a severe convective storm in early January 2024.

We experienced favorable net prior year reserve development of $1.1 million for the six months ended June 30, 2025 and $6.4 million for the six months ended June 30, 2024. We experienced no catastrophe losses for the six months ended June 30, 2025. For the six months ended June 30, 2024, we experienced $8.1 million of catastrophe losses related to PCS coded storm activity during the period.

The underlying loss and loss adjustment expense ratio decreased to 31.6% for the six months ended June 30, 2025 from 37.4% for the six months ended June 30, 2024, primarily due to improvements in the non-catastrophe loss environment and lower claims litigation trends and the disproportionate increase in net earned premium resulting from our recent participation in the Citizens take-out program.

The following table summarizes loss ratios and underlying loss and LAE ratios for the three months and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
Total Net Premiums Earned	$66,169	$40,519	$131,571	$79,802
Plus: Policy Fees	2,967	2,174	5,171	3,728
Total Net Premiums Earned Plus Policy Fees	69,136	42,693	136,742	83,530
Net Losses and Loss Adjustment Expenses, Net	$21,189	$12,642	$42,051	$33,007
Loss and Loss Adjustment Expense Ratio (% Net Premiums Earned Plus Policy Fees)	30.6%	29.6%	30.8%	39.5%
Less:
Current Year Net Catastrophe Losses	—	5,840	—	8,096
Prior Year Net Reserve Development	$(1,695)	$(6,856)	$(1,117)	$(6,356)

Underlying Loss and Loss Adjustment Expenses, Net	22,884	13,658	43,168	31,267
Underlying Loss and Loss Adjustment Expense Ratio (% Net Premiums Earned Plus Policy Fees)	33.1%	32.0%	31.6%	37.4%

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

Ceded catastrophe excess of loss premiums ratio decreased 3.9 percentage points, to 42.2% for the three months ended June 30, 2025 from 46.1% for the three months ended June 30, 2024 and decreased 4.5 percentage points, to 41.8% for the six months ended June 30, 2025 from 46.3% for the six months ended June 30, 2024. These decreases were primarily due to a disproportionate increase in gross earned premium related to our recent participation in the Citizens take-out program, partially offset by the increase in reinsurance costs due to the portfolio growth, but offset by risk adjusted decreases in reinsurance pricing from the June 1, 2025 catastrophe excess of loss reinsurance renewal.

The calculation of our ceded excess of loss premiums ratio for the three and six months ended June 30, 2025 and 2024 is shown in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
Gross Premiums Earned	$223,740	$160,086	$433,896	$317,014
Total Ceded Premiums Earned	(157,571)	(119,567)	(302,325)	(237,212)
Less: NCQSR and other ancillary reinsurance treaties	(63,212)	(45,742)	(120,943)	(90,396)
Ceded Catastrophe Excess of Loss Premiums Earned	$(94,359)	$(73,826)	$(181,382)	$(146,816)

Ceded Catastrophe Excess of Loss Premiums Ratio	42.2%	46.1%	41.8%	46.3%

Liquidity and Capital Resources

Liquidity is a measure of a company’s ability to generate cash flows sufficient to meet the short-term and long-term cash requirements of its business operations. Funds generated from operations have been sufficient to meet our current and long-term liquidity requirements.

The liquidity of the Company, comprised of cash, cash equivalents and our liquid fixed income portfolio, fluctuates from time to time. As of June 30, 2025, our liquidity totaled $552.2 million. A portion of that liquidity is not held at AIICFL. The total cash and cash equivalents not held at the insurance subsidiary was $121.2 million as of June 30, 2025. Our liquidity framework is designed to support operational flexibility, ensuring we can fund claims obligations, capital expenditures, and growth initiatives without reliance on external financing. In the event of a large loss event, we may utilize proceeds from our investment portfolio as a source of liquidity to service claims.

On May 9, 2025, we consummated our IPO and received net proceeds of $82 million, after (i) deducting underwriting discounts and commissions totaling $7.0 million as well as $4.2 million of other expenses related to the offering, (ii) using approximately $3.8 million of the proceeds from the offering to satisfy the Restricted Stock Grant Net Settlement and (iii) using $3.0 million of the proceeds of the offering to terminate the management services agreement by and between James Sowell Company, L.P. and AIIG.

We maintain a disciplined capital management approach, balancing organic growth investments with shareholder return considerations. Our capital resources include:

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

Future capital allocation decisions, including dividend distributions and share repurchases, will be determined by our Board of Directors based on profitability trends, regulatory considerations, and long-term shareholder value objectives.

As discussed in Note 9 – “Regulatory Requirements and Restrictions” in the Notes to our Unaudited Condensed Consolidated Financial Statements, there are limitations on the dividends a subsidiary may pay to its immediate parent company.

The maximum amount of dividends that can be paid by Florida insurance companies without prior approval of the Florida Office of Insurance Regulation is subject to restrictions as referenced below and in Note 9 – “Regulatory Requirements and Restrictions” in the Notes to our Unaudited Condensed Consolidated Financial Statements. Dividends from AIICFL can only be paid from accumulated unassigned funds derived from net operating profits and net realized capital gains. Subject to such accumulated unassigned funds, the maximum dividend that may be paid by AIICFL to the Company without prior approval is further limited to the lesser of statutory net income from operations of the preceding calendar year or statutory unassigned surplus as of the preceding year end. As of the date hereof, AIICFL has not declared dividends.

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

Our cash flows for the six months ended June 30, 2025 and 2024 were:

	Six Months Ended June 30,
($ in thousands)	2025	2024
Cash and cash equivalents (net) provided by (used in): Operating activities	$95,481	$27,215
Cash and cash equivalents (net) provided by (used in): Investing activities	(59,869)	41,966
Cash and cash equivalents (net) provided by (used in): Financing activities	61,939	(12,230)

Net increase (decrease) in cash and cash equivalents	$97,551	$56,951

Cash provided by operating activities was $95.5 million for the six months ended June 30, 2025 compared to $27.2 million for the six months ended June 30, 2024. The increase in cash provided by operating activities resulted from our strategic expansion through our Citizen’s take-out program.

Cash used in investing activities was $(59.9) million for the six months ended June 30, 2025 compared to $42.0 million provided by investing activities for the six months ended June 30, 2024. The increase in net cash used in investing activities was primarily attributable to the purchases of fixed income securities in excess of proceeds from sales and maturities of fixed maturity securities during the period.

Net cash provided by financing activities was $61.9 million for the six months ended June 30, 2025 compared to $(12.2) million used in financing activities for the six months ended June 30, 2024. The increase in net cash provided by financing activities was primarily attributable to proceeds from the Company’s IPO, slightly offset by an increase in the distribution made to members to pay federal income tax prior to the IPO and a discretionary distribution that was paid out to members prior to the IPO.

Capitalization

Capital resources provide protection for policyholders, furnish the financial strength to support the business of underwriting insurance risks and facilitate continued business growth. The following table provides our shareholders’ equity, total long-term debt, total capital resources, debt-to-total capital ratio and debt-to-equity ratio as of June 30, 2025, and December 31, 2024.

($ in thousands)	June 30, 2025	December 31, 2024
Shareholders’ equity	$301,874	$162,392
Long-term debt	$824	$1,029
Total capital resources	$302,698	$163,421
Debt-to-total capital ratio	0.3%	0.6%
Debt-to-equity ratio	0.3%	0.6%

The debt-to-total capital ratio is calculated as total long-term debt divided by total capital resources, whereas the debt-to-equity ratio is calculated as total long-term debt divided by shareholders’ equity. These ratios help management measure the amount of financing leverage in place in relation to equity and future leverage capacity.

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

Liability for unpaid losses and loss adjustment expenses

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

We regularly review our reserve estimates and adjust them as necessary as experience develops or as new information becomes known to us. Such adjustments are included in current operations. During the loss settlement period, if we have indications that claims frequency or severity exceeds our initial expectations, we generally increase our reserves for losses and LAE. Conversely, when claims frequency and severity trends are more favorable than initially anticipated, we generally reduce our reserves for losses and LAE once we have sufficient data to confirm the validity of the favorable trends. Even after such adjustments, the ultimate liability may exceed or be less than the revised estimates. Accordingly, the ultimate settlement of losses and the related LAE may vary significantly from the estimate included in our condensed consolidated financial statements.

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

These amounts fell within the range of total reserves provided by our independent actuary. As of June 30, 2025, we recorded $14.3 million in case reserves and an additional $364.5 million for IBNR reserves, totaling $378.8 million in reserves, with an added $392.6 million attributable to reinsurance claims payable.

For further detail, see Note 7 – “Liability for Unpaid Losses and Loss Adjustment Expenses” in our Notes to the Unaudited Condensed Consolidated Financial Statements.

Reinsurance

We follow industry standards by reinsuring a portion of our risks. Reinsurance involves transferring, or “ceding,” a share of the risk exposure from the policies we write to another insurer, known as a reinsurer. If our reinsurers are unable to fulfill their obligations under our reinsurance agreements, we remain accountable for the entire insured loss.

In cases where losses fall within our reinsurance coverage, we document recoverable amounts from our reinsurers for paid losses and an estimation of recoverable amounts on unpaid losses. The reinsurance recoverables on unpaid losses are estimated in a manner consistent with the Company’s estimate of unpaid losses and LAE associated with the insured business, thus fluctuating with changes to our estimates of unpaid losses. The estimation of recoverable amounts from reinsurers on unpaid losses may change in the future, and if there is a change it could adversely affect the amounts stated in our condensed consolidated financial statements.

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

Fair Value

In our disclosure of the fair value of our investments, we utilize a hierarchy based on the quality of inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Adjustments to transaction prices or quoted market prices may be required in illiquid or disorderly markets in order to estimate fair value. The three levels of the fair value hierarchy are described below:

•	Level 1 – Valuations based on quoted prices in active markets for identical assets and liabilities;

•

Level 2 – Valuations based on observable inputs that do not meet the criteria for Level 1, including quoted prices in inactive markets and quoted prices in active markets for similar, but not identical instruments; and

•	Level 3 – Valuations based on unobservable inputs, which are based upon the best available information when external market data is limited or unavailable.

We estimate the fair value of our investments using the closing prices on the last business day of the reporting period, obtained from active markets using independent pricing source. For securities for which quoted prices in active markets are unavailable, we use observable inputs such as quoted prices in inactive markets, quoted prices in active markets for similar instruments, benchmark interest rates, broker quotes and other relevant inputs. Our estimates of fair value reflect the interest rate environment that existed as of the close of business on June 30, 2025 and December 31, 2024. Changes in interest rates subsequent to June 30, 2025 may affect the fair value of our investments.

Investment securities are subject to fluctuations in fair value due to changes in issuer-specific circumstances, such as credit rating, and changes in industry-specific circumstances, such as movements in credit spreads based on the market’s perception of industry risks. In addition, fixed maturities are subject to fluctuations in fair value due to changes in interest rates as a result of governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. A rise in interest rates would decrease the net unrealized holding gains of our investment portfolio, offset by our ability to earn higher rates of return on funds reinvested. Conversely, a decline in interest rates would increase the net unrealized holding gains of our investment portfolio, offset by lower rates of return on funds reinvested. Unrealized gains and losses on our fixed maturity securities are included in accumulated other comprehensive income as a separate component of total shareholders’ equity.

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

We recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the condensed consolidated financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant taxing authority. The amount of income tax expense or benefit recorded in future periods will depend on the jurisdictions in which we operate and the tax laws and regulations in effect. The Company is subject to payment of U.S. federal and state income taxes as a corporation.

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

See Note 2 – “Significant Accounting Policies” in our Notes to the Unaudited Condensed Consolidated Financial Statements.

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

As of June 30, 2025, and December 31, 2024, our investment portfolios contained fixed-maturity securities. These securities are not intended for trading or speculative purposes. Our primary aim is to maximize after-tax investment income while ensuring sufficient liquidity to fulfill policyholder obligations. Additionally, we strive to minimize market risk, which encompasses potential economic losses resulting from adverse fluctuations in securities’ prices.

In developing our investment strategies, we consider various factors such as credit ratings, investment concentrations, regulatory requirements, expected interest rate fluctuations, durations, and prevailing market conditions. Our investment portfolio is managed by Goldman Sachs Asset Management, overseen by an investment committee appointed by our Board of Directors.

Our investment portfolios are predominantly exposed to interest rate risk, duration risk and credit risk. We classify these fixed-maturity securities as available-for-sale. Any unrealized gains or losses, adjusted for deferred income taxes, are reported as part of other comprehensive income within our shareholders’ equity. Consequently, significant temporary changes in their fair value could potentially affect the carrying value of our shareholders’ equity.

The effective weighted average duration of the portfolio as of was 2.37 years and 0.57 years at June 30, 2025 and 2024, respectively, and 0.95 years at December 31, 2024. As of June 30, 2025, the estimated weighted-average credit quality rating of the fixed maturity securities portfolio was A, at fair value, which was consistent with the average rating for the year-ended December 31, 2024. We have not experienced a material impact when compared to the tabular presentations of our interest rate and market risk sensitive instruments in our prospectus, dated May 7, 2025 filed with the Securities and Exchange Commission pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on May 8, 2025 for the year ended December 31, 2024.

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

As required by Exchange Act Rule 13a-15(b) or Rule 15d-15(b), as of the end of the period covered by this Quarterly Report, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2025, our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting described below.

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

Subrogation is a significant component of our total net reserves for losses and LAE. There has been a significant increase in our efforts to pursue subrogation against third parties responsible for property damage losses to our policyholders. More recently, changes in Florida’s claims environment and legal climate have reduced the effectiveness of our efforts to properly apportion losses through subrogation. Responsible parties are increasingly using delays and defensive tactics to avoid subrogation and increase costs of subrogation, which in turn decreases the effectiveness of subrogation. Our ability to recover recorded amounts remains subject to significant uncertainty, including risks inherent in litigation, collectability of the recorded amounts and potential law changes or judicial decisions that can hinder or reduce the effectiveness of subrogation.

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

The growth of our insurance business is dependent upon the successful development and implementation of advanced computer and data processing systems as well as the development and deployment of new information technologies to streamline our operations, including policy underwriting, production, administration and claim processing. The failure of these systems to function as planned could adversely affect our future business volume or results of operations. Additionally, our computer and data processing systems could become obsolete or could cease to provide a competitive advantage in policy underwriting, production, administration and claim processing, which could negatively affect our results of operations.

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

To the extent that our present capital is insufficient to meet future operating requirements or to cover losses, we may need to raise additional funds through financing or curtail our growth. Based on our current operating plan, we believe that our current capital together with our anticipated retained income will support our operations. However, we cannot provide any assurance that our current capital will support our current operating plan or future growth, since many factors will affect the amount and timing of our capital needs, including profitability of our business, the availability and cost of reinsurance, market disruptions and other unforeseeable developments. If we require additional capital, it is possible that equity or debt financing may not be available on acceptable terms or at all. In the case of equity financings, dilution to our shareholders could result, and in any case such securities may have rights, preferences and privileges that are senior to those of existing shareholders. If we cannot obtain adequate capital on favorable terms or at all, our business, financial condition or results of operations could be materially adversely affected.

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

We rely on qualified and highly-skilled personnel, and if we are unable to attract, retain or motivate key personnel, our business may be seriously harmed.

Our performance depends on the talents and efforts of highly-skilled and experienced individuals. Our operations are dependent on the efforts of our senior executive officers. The loss of their leadership, industry knowledge and experience could negatively impact our operations. However, we have management succession plans to lessen any such negative impact. Our future success depends on our continuing ability to identify, hire, develop, motivate and retain highly skilled and experienced personnel, and if we are unable to hire and train a sufficient number of qualified employees for any reason, we may not be able to maintain or implement our current initiatives or grow, or our business may contract and we may lose market share. Our competitors or other insurance or technology businesses may seek to hire our employees. We cannot assure that we will provide adequate incentives to attract, retain and motivate employees in the future. If we do not succeed in attracting, retaining and motivating highly qualified personnel, our business may be seriously harmed.

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

We license certain intellectual property, technology and data from third parties that are important to our business and, in the future, we may enter into additional agreements that provide us with licenses to valuable intellectual property, technology or data. If we fail to comply with any of our obligations under our license or technology agreements with third parties, we may be required to pay damages and the licensor may have the right to terminate the license. Termination by the licensor (or other applicable counterparty) may cause us to lose valuable rights, and could disrupt our operations and harm our reputation. Our business may suffer if any current or future licenses or other grants of rights to us terminate, if the licensors (or other applicable counterparties) fail to abide by the terms of the license or other applicable agreement, if the licensors fail to enforce the licensed intellectual property against infringing third parties or if the licensed intellectual property rights are found to be invalid or unenforceable.

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

Subject to market conditions and availability, we are not restricted from incurring indebtedness and may do so in the future. We are permitted to enter into credit facilities (including term loans and revolving facilities) and to conduct public and private debt issuances. The amount of debt we may incur may vary depending on our available investment opportunities, our available capital and our ability to obtain and access financing arrangements with lenders. Our governing documents contain no limit on the amount of debt we may incur, and we may do so at any time without approval of our shareholders.

Incurring debt could subject us to many risks that, if realized, would materially and adversely affect us, including the risk that:

•	our cash flow from operations may be insufficient to make required payments of principal of and interest on the debt, or we may fail to comply with covenants contained in our debt instruments;

•	debt may increase our vulnerability to adverse economic, market and industry conditions with no assurance that our investment yields will increase to match our higher financing costs;

•

we may be required to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing funds available for operations, future business opportunities, distributions to our shareholders or other purposes; and

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented, or detected and corrected, on a timely basis. In connection with the preparation of the Company’s condensed consolidated financial statements as of and for the year ended December 31, 2024, management and our independent auditors identified material weaknesses in our internal control over financial reporting. The material weakness related to the following:

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

Developments in accounting practices may require us to incur considerable additional expenses to comply, particularly if we are required to prepare information relating to prior periods for comparative purposes or to apply the new requirements retroactively. The impact of changes in current accounting practices and future pronouncements cannot be predicted but may affect the calculation of net income, shareholders’ equity and other relevant financial statement line items.

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

In certain states including Florida, insurance companies are subject to assessments levied by the states where they conduct their business. While we can recover these assessments from Florida policyholders through policy surcharges, our payment of the assessments and our recoveries may not offset each other in the same reporting period in our condensed consolidated financial statements and may cause a material, adverse effect on our cash flows and results of operations in a particular reporting period.

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

The state-run FHCF charges all insurers premiums for coverage to assume part of the risk of their hurricane related losses. In addition, the FHCF may issue pre- and post-event bonds to raise capital to meet its commitment to us and other insurers. In the event of a significantly large storm, or multiple storms, the FHCF may not have the resources to pay us all of the coverage we purchased from them, including that the capital markets may not be able to support a large bond issuance by the FHCF. Further, Florida law allows the FHCF to not pay the remaining amount they owe insurers if they do not have enough resources to cover such claims.

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

In addition, AIICFL is required to maintain certain minimum capital and surplus and to limit premiums written to specified multiples of capital and surplus. AIICFL could exceed these ratios if its volume increases faster than anticipated or if its surplus declines due to catastrophe or non-catastrophe losses or excessive underwriting and operational expenses.

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

In the past, following periods of market volatility, shareholders have instituted securities class action litigation. If we were involved in securities litigation, it could have a substantial cost and divert resources and the attention of management from our business regardless of the outcome of such litigation.

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

Additionally, the existence of the material weakness in our internal control over financial reporting that we identified, or any additional material weakness or a significant deficiency, requires management to devote significant time and incur significant expense to remediate any such material weaknesses or significant deficiencies, and management may not be able to remediate any such material weaknesses or significant deficiencies in a timely manner. The existence of our material weakness in our internal control over financial reporting that we identified or any additional material weakness in our internal control over financial reporting could also result in errors in our financial statements that could require us to restate our financial statements, cause us to fail to meet our reporting obligations and cause shareholders to lose confidence in our reported financial information, all of which could materially and adversely affect our business and stock price. To comply with the requirements of being a public company, we are undertaking various costly and time-consuming actions, such as implementing new internal controls and procedures and hiring accounting or internal audit staff, which may adversely affect our business, financial condition, results of operations, cash flows and prospects.

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

We are an emerging growth company and may remain an “emerging growth company” until as late as the fifth anniversary of our IPO. For so long as we are an “emerging growth company,” we will, among other things:

•	not be required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act;

•	not be required to hold a nonbinding advisory shareholder vote on executive compensation pursuant to Section 14A(a) of the Exchange Act;

•	not be required to seek shareholder approval of any golden parachute payments not previously approved pursuant to Section 14A(b) of the Exchange Act;

•

be exempt from the requirement of the Public Company Accounting Oversight Board regarding the communication of critical audit matters in the auditor’s report on the condensed consolidated financial statements; and

•	be subject to reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.

In addition, Section 107 of the JOBS Act provides that an emerging growth company can use the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”), for complying with new or revised accounting standards. This permits an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have chosen to “opt out” of this transition period and, as a result, we will comply with new or revised accounting standards as required when they are adopted. This decision to opt out of the extended transition period is irrevocable.

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

Certain provisions of Delaware law, our amended and restated certificate of incorporation (the “Charter”) and amended and restated bylaws (the “Bylaws”) may have an anti-takeover effect and may delay, defer, or prevent a merger, acquisition, tender offer, takeover attempt, or other change of control transaction that a shareholder might consider in its best interest, including those attempts that might result in a premium over the market price for the shares held by our shareholders. These provisions provide for, among other things:

•	a classified Board of Directors (until the declassification of our Board of Directors is completed by the annual meeting of shareholders to be held in 2031 (the “Sunset Date”));

•	the ability of our Board of Directors to issue one or more series of preferred stock without shareholder approval;

•	our shareholders may not take action by consent without a meeting and may only take action at a meeting of shareholders;

•	vacancies on our Board of Directors are able to be filled only by our Board of Directors and not by shareholders;

•	advance notice procedures apply for shareholders to nominate candidates for election as directors or to bring matters before an annual meeting of shareholders;

•	shareholders are unable to call a special meeting of shareholders;

•	no cumulative voting in the election of directors;

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

These anti-takeover provisions could make it more difficult for a third party to acquire us, even if the third party’s offer may be considered beneficial by many of our shareholders. As a result, our shareholders may be limited in their ability to obtain a premium for their shares.

In addition, we have opted out of Section 203 of the General Corporation Law of the State of Delaware (the “DGCL”), but our Charter provides that engaging in any of a broad range of business combinations with any “interested” shareholder (generally defined as any shareholder with 15% or more of our outstanding voting stock and any entity or person affiliated with or controlling or controlled by such shareholder) for a period of three years following the time on which the shareholder became an “interested” shareholder is prohibited (except with respect to Sowell Investment Holdings Co., LLC and any of its respective affiliates and any of their respective direct or indirect transferees of our Common Stock).

Our Charter designates the Court of Chancery of the State of Delaware as the exclusive forum for certain litigation that may be initiated by our shareholders and the federal district courts of the United States as the exclusive forum for litigation arising under the Securities Act, which could limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us.

Pursuant to our Charter, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, the United States District Court for the District of Delaware) is, to the fullest extent permitted by law, the sole and exclusive forum for (i) a derivative action, suit or proceeding brought on behalf of our Company, (ii) an action, suit or proceeding asserting a claim of breach of a fiduciary duty owed by any current or former director, officer or other employee or shareholder of the Company to the Company or to the Company’s shareholders, (iii) an action, suit or proceeding arising pursuant to any provision of the DGCL or our Charter or our Bylaws or as to which the DGCL confers jurisdiction to the Court of Chancery of the state of Delaware, or (iv) an action, suit or proceeding asserting a claim against our Company governed by the internal affairs doctrine. This provision does not apply to any action or proceeding asserting a claim under the Securities Act or the Exchange Act for which the federal courts have exclusive jurisdiction or any other claim for which the federal courts have exclusive jurisdiction. Furthermore, our Charter provides that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States are the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act, Exchange Act or any other claim for which federal courts of the United States have exclusive jurisdiction, against us or any director, officer, employee or agent of ours. However, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce a duty or liability created by the Securities Act or the rules and regulations thereunder; accordingly, we cannot be certain that a court would enforce such provision. Our Charter provides that any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have notice of and consented to the provisions of our Charter described above; however, investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. The forum selection provisions in our Charter may have the effect of discouraging lawsuits against us or our directors and officers and may limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us. If the enforceability of our forum selection provision were to be challenged, we may incur additional costs associated with resolving such a challenge. While we currently have no basis to expect any such challenge would be successful, if a court were to find our forum selection provision to be inapplicable or unenforceable, we may incur additional costs associated with having to litigate in other jurisdictions, which could have an adverse effect on our business, financial condition and results of operations and result in a diversion of the time and resources of our employees, management and Board of Directors.

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

Our Charter authorizes us to issue one or more series of preferred stock. Our Board of Directors has the authority to determine the preferences, limitations and relative rights of the shares of preferred stock and to fix the number of shares constituting any series and the designation of such series, without any further vote or action by our shareholders. Our preferred stock could be issued with voting, liquidation, dividend and other rights superior to the rights of our Common Stock. The potential issuance of preferred stock may delay or prevent a change in control of us, discouraging bids for our Common Stock at a premium to the market price, and materially adversely affect the market price and the voting and other rights of the holders of our Common Stock.

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

Use of Proceeds

On May 9, 2025, we completed our IPO, and all shares of Common Stock sold were registered pursuant to a registration statement on Form S-1 (File No. 333-286524), as amended, declared effective by the SEC on May 7, 2025. We received net proceeds of approximately $82 million, after (i) deducting underwriting discounts and commissions totaling $7.0 million as well as $4.2 million of other expenses related to the offering, (ii) using approximately $3.8 million of the proceeds from the offering to satisfy tax withholding and remittance obligations related to the net settlement of shares of restricted stock issued in connection with the IPO and (iii) using $3.0 million of the proceeds of the offering to terminate the management services agreement by and between James Sowell Company, L.P. and AIIG. Pending their further use, the net proceeds from our IPO have been invested in investment grade instruments and there have been no material change in the expected use of the net proceeds from our IPO as described in our prospectus dated May 7, 2025 filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on May 8, 2025.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures
This item is not applicable.
Item 5. Other Information
Rule
10b5-1
Trading Arrangements
During the quarter ended June 30, 2025, no director or officer (as defined in Rule
16a-1(f)
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

Item 6. Exhibits

The following exhibits are incorporated herein by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K):

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of American Integrity Insurance Group, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 9, 2025).

3.2	Amended and Restated Bylaws of American Integrity Insurance Group, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Commission on May 9, 2025).

4.1	Registration Rights Agreement, dated May 7, 2025, by and among the Company, Sowell Investments Holding Co., LLC and Robert Ritchie (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on June 10, 2025).

10.1†	American Integrity Insurance Group, Inc. 2025 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 filed with the Commission on May 22, 2025).

10.2†	Form of Restricted Stock Award Agreement (Employees) under the American Integrity Insurance Group, Inc. 2025 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 filed with the Commission on April 14, 2025).

10.3†	Form of Restricted Stock Award Agreement (Non-employee Directors) under the American Integrity Insurance Group, Inc. 2025 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 filed with the Commission on April 14, 2025).

10.4†	Form of Restricted Stock Unit Award Agreement (Employees, Time-Based) under the American Integrity Insurance Group, Inc. 2025 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 filed with the Commission on April 14, 2025).

10.5†	Form of Restricted Stock Unit Award Agreement (Employees, Performance-Based) under the American Integrity Insurance Group, Inc. 2025 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 filed with the Commission on April 14, 2025).

10.6†	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 filed with the Commission on April 14, 2025).

10.7†+	Employment Agreement, dated May 7, 2025, by and between the Company and Robert Ritchie (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on June 10, 2025).

10.8†+	Employment Agreement, dated May 7, 2025, by and between the Company and David Clark (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on June 10, 2025).

10.9†+	Employment Agreement, dated May 7, 2025, by and between the Company and Ben Lurie (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on June 10, 2025).

10.10†+	Employment Agreement, dated May 7, 2025, by and between the Company and Jon Ritchie (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on June 10, 2025).

31.1*	Certification of Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document,

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
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

AMERICAN INTEGRITY INSURANCE GROUP, INC.

Date: August 13, 2025	By:	/s/ Robert Ritchie
Robert Ritchie
Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2025	By:	/s/ Ben Lurie
Ben Lurie
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)