Form 10-Q
period 2025-09-30
American Integrity Insurance Group, Inc.
filed 2025-11-13
CIK 2007587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______
Commission File Number: 001-42634

American Integrity Insurance Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-2925846 (I.R.S. Employer Identification No.)

5426 Bay Center Drive, Suite 600 Tampa, Florida (Address of principal executive offices)	33609 (Zip Code)
(813) 880-7000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	AII	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with
any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.            ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 13, 2025, there were 19,576,804 shares of common stock, par value of $0.001 per share, outstanding.
i
American Integrity Insurance Group, Inc.
Table of Contents

Explanatory Note		ii
Special Note Regarding Forward-Looking Statements		iii

	PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)	1

	Condensed Consolidated Balance Sheets as of September 30, 2025 (Unaudited) and December 31, 2024	1

	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2025 and September 30, 2024	2

	Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three and nine months ended September 30, 2025 and September 30, 2024	3

	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and September 30, 2024	5

	Notes to the Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	48

Item 4.	Controls and Procedures	49

	PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	51

Item 1A.	Risk Factors	51

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	78

Item 3.	Defaults Upon Senior Securities	78

Item 4.	Mine Safety Disclosures	78

Item 5.	Other Information	78

Item 6.	Exhibits	79

Signatures		80

ii
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
iii
Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q may be forward-looking statements. Forward-
looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements regarding: our outlook; our business strategy; writing new business and retaining existing policies; new insurance products; availability of reinsurance coverage; expectations on future growth; future Citizens Property Insurance
Corporation (“Citizens”) take-out opportunities; anticipated future operating results and operating expenses, cash flows, capital resources and liquidity; reserves for losses and loss adjustment expenses; geographic expansion;
reduction of our quota share; competition; future regulatory, judicial and legislative changes; forecasts of future revenues and appropriately planning our expenses; and our plans regarding our capital expenditures and investment portfolio. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,”
“contemplates,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,”
“projects,” “should,” “targets,” “will,” “would” or the negative of these terms or other similar expressions.
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
•the potential that we may face significant losses due to being a property and casualty insurer and our exposure to catastrophic events and severe weather conditions, which can be unpredictable;
•our loss reserves are estimates and may be inadequate to cover our actual liability for losses, and actual claims incurred have exceeded, and in the future may exceed, reserves established for claims;
•the dependence of our financial results on the regulatory, legal, economic and weather conditions in Florida due to the fact that we conduct substantially all of our business in Florida;
•changing climate conditions may increase the severity and frequency of catastrophic events and severe weather conditions;
•the severity and frequency of catastrophe events of which are unpredictable;
•dependence upon the effectiveness of exclusions and other loss limitation methods in the insurance policies we assume or write;
•reliance upon third-party distribution partners, including independent insurance agents, homebuilder-
affiliated agents and national insurance carriers;
•our ability to pursue Citizens’ take-out opportunities;
•cyclical changes in the insurance industry;
•our ability to obtain reinsurance coverage at commercially reasonable rates, or at all;
•credit risk of our reinsurers who may suffer a downgrade;
•the inherent uncertainty of models and our reliance on such models as a tool to evaluate risk, and the dependence of our results upon our ability to accurately price the risks we underwrite;
iv
•the possibility that our information technology systems may fail or be disrupted;
•our ability to expand our business and the possible need to acquire additional capital in the future to fund such expansion;
•the ability of our claims department, or the third-party claims adjusters whom we may engage, to effectively manage or remediate claims as well as unanticipated increases in the severity or frequency of claims;
•the possibility that actual renewals of our existing policies will not meet expectations;
•increased competition and market conditions, including changes in our financial stability and credit ratings;
•the extensive regulatory environment in which we operate that requires approval of rate increases, can mandate rate decreases, and that can dictate underwriting practices and mandate participation in loss sharing arrangements, and other potential further restrictive regulation we may face;
•mandatory assessments or competition for government entities may create short-term liabilities or affect our ability to underwrite more policies; and
•other risks identified in Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q.
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

PART I – FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (unaudited)
American Integrity Insurance Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	September 30, 2025	December 31, 2024
	(unaudited)
Assets
Fixed maturities, available-for-sale, at fair value (amortized cost of $327,571 and $214,505, respectively)	$329,883	$214,045
Short-term investments (amortized cost of $27,098 and $0, respectively)	27,098	—
Total investments	356,981	214,045
Cash and cash equivalents	144,784	173,220
Restricted cash	39,540	6,052
Premiums receivable, net	54,172	51,594
Accrued investment income	3,183	2,174
Prepaid reinsurance premiums	444,042	268,254
Reinsurance recoverable, net	371,882	462,097
Property and equipment, net	6,255	1,843
Right-of-use assets – operating leases	992	2,498
Deferred income tax asset, net	6,655	—
Other assets	5,194	16,368
Total assets	$1,433,680	$1,198,145
Liabilities and shareholders’ equity
Liabilities:
Unpaid losses and loss adjustment expenses	$363,445	$475,708
Income tax payable	1,304	11,873
Unearned premiums	504,281	421,881
Reinsurance payable	177,568	56,348
Advance premiums	20,812	6,561
Deferred income tax liability, net	—	1,122
Long-term debt	721	1,029
Lease liabilities – operating leases	1,028	2,612
Deferred policy acquisition costs, net of unearned ceding commissions	22,897	31,931
Other liabilities and accrued expenses	25,744	26,688
Total liabilities	1,117,800	1,035,753
Shareholders’ equity:(1)
Common stock, $0.001 par value, 100,000,000 shares authorized, 19,576,804 shares issued and outstanding at September 30, 2025 and 12,904,495 shares issued and outstanding at December 31, 2024	20	13
Additional paid-in capital	105,821	10,274
Accumulated other comprehensive loss, net of taxes	1,729	(327)
Retained earnings	208,310	152,432
Total shareholders’ equity	315,880	162,392
Total liabilities and shareholders’ equity	$1,433,680	$1,198,145
See accompanying notes to unaudited condensed consolidated financial statements.
(1)Both the number of shares outstanding and their par value have been retrospectively recast for all prior periods presented to reflect the par value of the outstanding stock of American Integrity Insurance Group, Inc. as a result of the Corporate
Contribution. See Note 1 — “Nature of Operations and Basis of Presentation” and Note 13 — “Earnings Per Share.”

American Integrity Insurance Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)
(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Gross premiums written	$239,100	$160,977	$738,245	$530,061
Change in gross unearned premiums	(17,151)	4,384	(82,401)	(47,686)
Gross premiums earned	221,949	165,361	655,844	482,375
Ceded premiums earned	(169,950)	(124,897)	(472,275)	(362,109)
Net premiums earned	51,999	40,464	183,569	120,266
Policy fees	2,805	1,928	7,976	5,656
Net investment income	6,906	3,757	15,788	10,419
Net realized gains on investments	41	18	542	103
Other income	275	376	536	791
Total revenues	62,026	46,543	208,411	137,235
Expenses:
Losses and loss adjustment expenses, net	29,652	25,017	71,702	58,024
Policy acquisition expenses	6,254	7,790	15,642	19,695
General and administrative expenses	7,347	7,185	35,287	19,224
Total expenses	43,253	39,992	122,631	96,943
Income before income taxes	18,773	6,551	85,780	40,292
Income tax expense	5,610	2,038	7,027	8,948
Net income	13,163	4,513	78,753	31,344
Other comprehensive income:
Unrealized holding gains on available-for-sale securities, net of taxes	774	1,043	2,463	1,230
Reclassification adjustment for net realized gains, net of taxes	(32)	(14)	(407)	(81)
Total other comprehensive income	742	1,029	2,056	1,149
Comprehensive income	$13,905	$5,542	$80,809	$32,493
Earnings per share:(1)
Basic and diluted earnings per share	$0.67	$0.33	$4.66	$2.32
Weighted average shares outstanding – Basic and diluted	19,572,595	12,904,495	16,446,038	12,904,495
See accompanying notes to unaudited condensed consolidated financial statements.

(1)Both the number of shares outstanding and their par value have been retrospectively recast for all prior periods presented to reflect the par value of the outstanding stock of American Integrity Insurance Group, Inc. as a result of the Corporate
Contribution. See Note 1 — “Nature of Operations and Basis of Presentation” and Note 13 — “Earnings Per Share.”

American Integrity Insurance Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
Three Months Ended September 30, 2025
(In thousands, except share amounts)

	Common Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance as of June 30, 2025	19,571,965	$20	$105,720	$195,147	$987	$301,874
Total other comprehensive income	—	—	—	—	742	742
Net income	—	—	—	13,163	—	13,163
Vesting of restricted stock awards	4,839	—	101	—	—	101
Balance as of September 30, 2025	19,576,804	$20	$105,821	$208,310	$1,729	$315,880

	Common Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance as of June 30, 2024	12,904,495	$13	$10,274	$139,521	$(915)	$148,893
Total other comprehensive income	—	—	—	—	1,029	1,029
Net income	—	—	—	4,513	—	4,513
Balance as of September 30, 2024	12,904,495	$13	$10,274	$144,034	$114	$154,435
See accompanying notes to unaudited condensed consolidated financial statements.

American Integrity Insurance Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
Nine Months Ended September 30, 2025
(In thousands, except share amounts)

	Common Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance as of December 31, 2024	12,904,495	$13	$10,274	$152,432	$(327)	$162,392
Distributions to members – tax advances and profit distributions ($1.17 per share)(1)	—	—	—	(22,875)	—	(22,875)
Total other comprehensive income	—	—	—	—	2,056	2,056
Net income	—	—	—	78,753	—	78,753
Vesting of restricted stock awards	656,896	1	10,533	—	—	10,534
Tax withholding on vesting of restricted stock awards	(234,587)	—	(3,753)	—	—	(3,753)
Issuance of common stock in connection with initial public offering, net of underwriting discounts and commissions and other offering costs	6,250,000	6	88,767	—	—	88,773
Balance as of September 30, 2025	19,576,804	$20	$105,821	$208,310	$1,729	$315,880

	Common Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance as of December 31, 2023	12,904,495	$13	$10,274	$124,714	$(1,035)	$133,966
Distributions to members – tax advances and profit distributions ($0.93 per share)(1)	—	—	—	(12,024)	—	(12,024)
Total other comprehensive income	—	—	—	—	1,149	1,149
Net income	—	—	—	31,344	—	31,344
Balance as of September 30, 2024	12,904,495	$13	$10,274	$144,034	$114	$154,435
See accompanying notes to unaudited condensed consolidated financial statements.
(1)The distributions were made to members prior to the IPO. See Note 1 — “Nature of Operations and Basis of Presentation”
and Note 10 —  “Shareholders’ Equity.”

American Integrity Insurance Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows provided by (used in) operating activities
Net income	$78,753	$31,344
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation expense	10,533	—
Amortization and depreciation	1,545	2,117
Deferred income taxes	(7,777)	(1,191)
Net realized (gains)	(542)	(103)
Changes in operating assets and liabilities:
Premiums receivable	(2,578)	(163)
Accrued investment income	(1,009)	(27)
Prepaid reinsurance premiums	(175,788)	(117,951)
Reinsurance recoverable	90,215	(9,234)
Other assets	11,174	(8,546)
Unpaid losses and loss adjustment expense	(112,263)	38,355
Unearned premiums	82,400	45,502
Reinsurance payable	121,220	700
Advance premiums	14,251	(1,426)
Income taxes payable (recoverable)	(10,569)	9,522
Operating lease payments	(1,584)	(1,553)
Deferred policy acquisition costs, net unearned ceding commissions	(9,034)	13,669
Other liabilities and accrued expenses	(944)	(4,807)
Net cash provided by (used in) operating activities	88,003	(3,792)
Cash flows provided by (used in) investing activities
Purchases of property and equipment	(5,036)	(1,214)
Proceeds from sales and maturities of fixed maturity securities	109,475	68,890
Purchases of fixed maturity securities	(222,264)	(46,105)
Proceeds from sales and maturities of short-term investments	—	1,943
Purchases of short-term investments	(26,963)	—
Net cash from provided by (used in) investing activities	(144,788)	23,514
Cash flows provided by (used in) financing activities
Proceeds from initial public offering, net of underwriting discounts and commissions	93,000	—
Payments on tax withheld on vesting of restricted stock awards	(3,753)	—
Cash distributions to members(1)	(22,875)	(12,024)
Repayment of long-term debt	(308)	(309)
Payments of initial public offering costs	(4,227)	—
Net cash from provided by (used in) financing activities	61,837	(12,333)
Net increase in cash, cash equivalents and restricted cash	5,052	7,389
Cash, cash equivalents and restricted cash at beginning of year	179,272	62,168
Cash, cash equivalents and restricted cash at end of period	$184,324	$69,557
(1)The distributions were made to members prior to the IPO. See Note 1 — “Nature of Operations and Basis of Presentation” and
Note 10 —  “Shareholders’ Equity.”

American Integrity Insurance Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2025	2024
Supplemental disclosures of cash flow information
Interest paid	$19	$55
Income taxes paid	$26,275	$1,000
See accompanying notes to unaudited condensed consolidated financial statements.
The following table is a reconciliation of cash, cash equivalents, and restricted cash reported within the Company’s condensed consolidated balance sheets:

	September 30, 2025	December 31, 2024
Cash and cash equivalents	$144,784	$173,220
Restricted cash	39,540	6,052
Total cash, cash equivalents and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$184,324	$179,272
See accompanying notes to unaudited condensed consolidated financial statements.

American Integrity Insurance Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share and per share data, unless otherwise stated)
1.Nature of Operations and Basis of Presentation
Organization and Description of the Company
American Integrity Insurance Group, Inc., a Delaware corporation (the “Company”), was formed on January 15,
2025. American Integrity Insurance Group, LLC, a Texas limited liability company (“AIIG”), was formed in 2006.
On May 7, 2025, the holders of all of the outstanding equity of AIIG, contributed all of their equity interests in AIIG to the Company (the “Corporate Contribution”), in exchange for 12,904,495 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), immediately prior to the Company’s initial public offering
(the “IPO”). This is further described in the “Initial Public Offering and Corporate Contribution” section below.
The operations of AIIG represent the predecessor to the Company prior to the IPO, and the consolidated and combined entities of the Company are described in more detail below. Information for any periods prior to May 7,
2025 relates to AIIG and its subsidiaries.
The Company and its wholly-owned subsidiaries are engaged in the property and casualty insurance business. The
Company’s subsidiaries include American Integrity Insurance Company (f/k/a American Integrity Insurance
Company of Florida) (“AIIC”), a property and casualty insurance company domiciled in the state of Florida; AIIG;
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
The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-
owned subsidiaries, as well as variable interest entities (“VIE”) in which the Company is determined to be the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation.
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
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. As a result, actual results could differ from those estimates. Management evaluates estimates on an ongoing basis when updated information related to such estimates becomes available. The most significant areas that require management judgment are the estimate of unpaid losses and loss adjustment expenses, evaluation of reinsurance recoverable, evaluation of ceding commission, and valuation of investments.
2.Significant Accounting Policies
Changes to Significant Accounting Policies
There have been no changes to significant accounting policies as reported in the audited condensed consolidated financial statements of AIIG for the year ended December 31, 2024. The Company has included the Earnings per
Share policy, which is a newly updated policy to reflect the Corporate Contribution for the unaudited condensed consolidated financial statements of the Company for the nine months ended September 30, 2025. The Company has also included the fair value of financial instruments policy, which establishes the fair value hierarchy.

American Integrity Insurance Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share and per share data, unless otherwise stated)
Deferred Transaction Costs
Deferred transaction costs consist of direct incremental legal, accounting, and consulting fees relating to the
Company’s IPO. The deferred transaction costs were offset against the IPO proceeds upon the completion of the offering in accordance with ASC 340-10-S99-1. A total of $4,227 of transaction costs were offset against the IPO proceeds and reported as a reduction to additional paid in capital (APIC) during the nine months ended
September 30, 2025. As of September 30, 2025 and December 31, 2024, there were no deferred transaction costs capitalized in other assets in the condensed consolidated balance sheets.
Restricted Stock
The restricted stock awards are subject to a service condition and are accounted for as equity under ASC 718. The restricted stock awards are valued based on the fair value of the underlying award, which is the closing price of the
Company’s Common Stock on the date of grant. The Company recognizes the compensation cost for the restricted stock awards on a straight-line basis over the awards’ vesting period as general and administrative expenses within the Company’s condensed consolidated statements of operations and comprehensive income. All shares issued to date have vested immediately. The Company recognizes any award forfeitures when they occur.
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
Earnings per Share
Basic net income per share is computed by dividing net income available to common shareholders by the weighted-
average common shares outstanding during the period. Diluted earnings per share is computed by dividing the
Company’s net income available to shareholders, by the weighted average number of shares outstanding during the period plus the impact of all potentially dilutive shares, such as preferred shares, unvested shares and options. The dilutive impact of share options and unvested shares is determined by applying the treasury stock method and the dilutive impact of any preferred shares is determined by applying the “if converted” method. The Company did not have any dilutive instruments for the period, and therefore, diluted earnings per share is equal to basic earnings per share. There are no unvested shares issued or outstanding.
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

American Integrity Insurance Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share and per share data, unless otherwise stated)
The three levels of the hierarchy are as follows:

Level 1:	Quoted prices (unadjusted) in active markets for identical investments at the measurement date are used.

Level 2:
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

Level 3:
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
Cash and cash equivalents, and restricted cash approximate fair value and are therefore excluded from the leveling table seen in Note 5 – “Fair Value Measurements.” The cost basis is determined to approximate fair value due to the short-term duration of the financial instruments.
Recently Issued Accounting Pronouncements Not Yet Adopted
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update
(“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which amended the guidance in ASC 740 to enhance the transparency and decision-usefulness of income tax disclosures, particularly in the rate reconciliation table and disclosures about income taxes paid. The guidance applies to all entities subject to income taxes and will be applied prospectively with the option to apply it retrospectively for each period presented.
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
In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income –
Expense Disaggregation Disclosures (Subtopic 220-40). This ASU requires disaggregated disclosure of income statement expenses, such as employee compensation and depreciation, for public business entities. The ASU does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the condensed consolidated financial statements. The ASU also requires disclosure of a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. ASU 2024-03 is effective for all public business entities for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company will adopt the guidance on December 31, 2027, and is currently assessing the impact of this ASU on the condensed consolidated financial statements and related disclosures.
In October 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software
(Subtopic 350-40): Accounting for and Disclosure of Internally Developed Software, which provides updated guidance on the recognition, measurement, and disclosure of costs incurred in connection with internally developed software. The new standard is intended to align accounting practices for software that is developed in-house with recent advancements in technology and current industry practices.  ASU 2025-06 is effective for annual reporting

American Integrity Insurance Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share and per share data, unless otherwise stated)
periods beginning after December 15, 2025, and interim periods within those annual periods. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2025-06 on its consolidated financial statements and related disclosures.
3.Variable Interest Entity
As part of the 2023-2024 catastrophe excess of loss reinsurance placement, which incepted on June 1, 2023, AIIC entered into a reinsurance agreement with Catstyle, a segregated account controlled by the Company. Catstyle provides reinsurance coverage for layer one of the Company’s catastrophe reinsurance program effective June 1,
2023 through May 31, 2024, June 1, 2024 through May 31, 2025, and June 1, 2025 through May 31, 2026. Catstyle reinsurance eliminates in consolidation.
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

	September 30, 2025	December 31, 2024
Restricted Cash	$38,991	$5,516
Fixed maturity securities	—	12,669
Total	$38,991	$18,185

American Integrity Insurance Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share and per share data, unless otherwise stated)
4.          Investments
Available-for-Sale Securities
The amortized cost and estimated fair value of available-for-sale securities are as follows:

	September 30, 2025
	Amortized Cost	Allowance for Credit Loss	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury and U.S. government agencies	$33,017	$—	$46	$(13)	$33,050
Corporate debt securities	210,935	—	1,720	(140)	212,515
Asset-backed securities	83,619	—	701	(2)	84,318
Total fixed maturity securities	327,571	—	2,467	(155)	329,883
Short-term investments	27,098	—	1	(1)	27,098
Total available-for-sale investments	$354,669	$—	$2,468	$(156)	$356,981

	December 31, 2024
	Amortized Cost	Allowance for Credit Loss	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury and U.S. government agencies	$75,532	$—	$—	$(298)	$75,234
Corporate debt securities	109,174	—	164	(548)	108,790
Asset-backed securities	29,799	—	262	(40)	30,021
Total fixed maturity securities	214,505	—	426	(886)	214,045
Total available-for-sale investments	$214,505	$—	$426	$(886)	$214,045
A summary of the aggregate estimated fair values of available-for-sale securities with unrealized losses segregated by time period in an unrealized loss position is as follows:

	September 30, 2025
	Less than 12 months		12 months or greater		Total
	Estimated Fair Value	Unrealized losses	Estimated Fair Value	Unrealized losses	Estimated Fair Value	Unrealized losses
U.S. Treasury and U.S. government agencies	$16,720	$(7)	$16,330	$(6)	$33,050	$(13)
Corporate debt securities	172,690	(29)	39,825	(111)	212,515	(140)
Asset-backed securities	73,815	—	10,503	(2)	84,318	(2)
Short-term investments	27,098	(1)	—	—	27,098	(1)
Total	$290,323	$(37)	$66,658	$(119)	$356,981	$(156)

	December 31, 2024
	Less than 12 months		12 months or greater		Total
	Estimated Fair Value	Unrealized losses	Estimated Fair Value	Unrealized losses	Estimated Fair Value	Unrealized losses
U.S. Treasury and U.S. government agencies	$21,209	$(145)	$41,355	$(153)	$62,564	$(298)
Corporate debt securities	60,993	(198)	47,797	(350)	108,790	(548)
Asset-backed securities	13,869	(11)	16,152	(29)	30,021	(40)
Total	$96,071	$(354)	$105,304	$(532)	$201,375	$(886)

American Integrity Insurance Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share and per share data, unless otherwise stated)
As of September 30, 2025 and December 31, 2024, there were 23 and 65 available-for-sale fixed-maturity securities, respectively, in an unrealized loss position.
A summary of the amortized cost and estimated fair value of available-for-sale securities at September 30, 2025, by contractual maturity is as follows. The expected maturities may differ from the contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
Years to maturity
Government and corporate securities:
Due in one year or less	$74,798	$74,889
Due after one year through five years	194,444	195,953
Due after five years through 10 years	1,808	1,821
Due after 10 years	–	–
Other securities, which provide for periodic payments:
Asset-backed securities	83,619	84,318
Total	$354,669	$356,981
The following table presents components of the Company’s net investment income for the three and nine month period ended September 30, 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Fixed maturities, available-for-sale	$3,548	$1,730	$7,818	$5,595
Short-term investments	172	—	172	—
Cash and cash equivalents	3,336	2,149	8,297	5,103
Gross investment income	7,056	3,879	16,287	10,698
Investment expenses	(150)	$(122)	(499)	(279)
Net investment income	$6,906	$3,757	$15,788	$10,419
Proceeds from sales or maturities of fixed maturity available-for-sale securities for the three months ended
September 30, 2025 were $5,989 with $44 and $3 of gross realized gains and losses, respectively. For the three months ended September 30, 2024, proceeds from sales of fixed maturity available-for-sale securities totaled
$16,750, with $23 and $5 of gross realized gains and losses, respectively. Proceeds from sales or maturities of fixed maturity available-for-sale securities for the nine months ended September 30, 2025 were $109,475 with $655 and
$113 of gross realized gains and losses, respectively. For the nine months ended September 30, 2024, proceeds from sales of fixed maturity available-for-sale securities totaled $68,890, with $112 and $9 of gross realized gains and losses, respectively. There were no sales or maturities of short-term securities for the periods above.
The Company did not record any activity pertaining to the allowance for credit losses as of September 30, 2025 or
December 31, 2024.

American Integrity Insurance Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share and per share data, unless otherwise stated)
5.Fair Value Measurements
The tables below presents information about the Company’s financial assets measured at fair value on a recurring basis:

	September 30, 2025
	Total	Level 1	Level 2	Level 3
U.S. Treasury and U.S. government agencies	$33,050	$33,050	$—	$—
Corporate debt securities	212,515	24,385	188,130	—
Asset-backed securities	84,318	—	84,318	—
Short-term investments	27,098		27,098	—
Total	$356,981	$57,435	$299,546	$—

	December 31, 2024
	Total	Level 1	Level 2	Level 3
U.S. Treasury and U.S. government agencies	$75,234	$75,234	$—	$—
Corporate debt securities	108,790	28,222	80,568	—
Asset-backed securities	30,021	—	30,021	—
Total	$214,045	$103,456	$110,589	$—
The Company had no assets carried at fair value in the Level 3 category as of September 30, 2025 and December 31,
2024.
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
During the three and nine months ended September 30, 2025, the Company had no event or circumstance change that would cause an instrument to be transferred between levels.
The following table summarizes the carrying value and estimated fair value of the Company’s financial instruments not carried at fair value as of the date presented:

	September 30, 2025		December 31, 2024
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Long-term debt:
Surplus note	$721	$595	$1,029	$885
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

American Integrity Insurance Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share and per share data, unless otherwise stated)
6.Deferred Policy Acquisition Costs, Net of Ceding Commissions
The tables below show the activity regarding deferred policy acquisition costs (“DPAC”) for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30, 2025
	DPAC, excluding unearned ceding commission	Unearned ceding commission	Total
DPAC, beginning of period	$56,598	$(83,464)	$(26,866)
Policy acquisition costs deferred during the period:
Producer commissions	25,399	—	25,399
Premium taxes	4,112	—	4,112
Other acquisition costs	2,964	—	2,964
Ceding commissions	—	(45,082)	(45,082)
Total policy acquisition costs	32,475	(45,082)	(12,607)
Amortization	(26,161)	42,737	16,576
DPAC, end of period	$62,912	$(85,809)	$(22,897)

	Three Months Ended September 30, 2024
	DPAC, excluding unearned ceding commission	Unearned ceding commission	Total
DPAC, beginning of period	$45,838	$(59,282)	$(13,444)
Policy acquisition costs deferred during the period:
Producer commissions	17,835	—	17,835
Premium taxes	1,652	—	1,652
Other acquisition costs	2,406	—	2,406
Ceding commissions	—	(27,113)	(27,113)
Total policy acquisition costs	21,893	(27,113)	(5,220)
Amortization	(21,594)	26,589	4,995
DPAC, end of period	$46,137	$(59,806)	$(13,669)

	Nine Months Ended September 30, 2025
	DPAC, excluding unearned ceding commission	Unearned ceding commission	Total
DPAC, beginning of period	$38,803	$(70,734)	$(31,931)
Policy acquisition costs deferred during the period:
Producer commissions	72,603	—	72,603
Premium taxes	11,808	—	11,808
Other acquisition costs	8,128	—	8,128
Ceding commissions	—	(135,596)	(135,596)
Total policy acquisition costs	92,539	(135,596)	(43,057)
Amortization	(68,430)	120,521	52,091
DPAC, end of period	$62,912	$(85,809)	$(22,897)

American Integrity Insurance Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share and per share data, unless otherwise stated)

	Nine Months Ended September 30, 2024
	DPAC, excluding unearned ceding commission	Unearned ceding commission	Total
DPAC, beginning of period	$43,080	$(48,216)	$(5,136)
Policy acquisition costs deferred during the period:
Producer commissions	56,686	—	56,686
Premium taxes	5,429	—	5,429
Other acquisition costs	6,291	—	6,291
Ceding commissions	—	(89,233)	(89,233)
Total policy acquisition costs	68,406	(89,233)	(20,827)
Amortization	(65,349)	77,643	12,294
DPAC, end of period	$46,137	$(59,806)	$(13,669)
7.Liability for Unpaid Losses and Loss Adjustment Expenses
The liability for unpaid losses and loss adjustment expenses (“LAE”) includes an amount determined from loss reports and individual cases and an amount, based on past experience, for losses incurred but not yet reported.
The following table provides a reconciliation of changes in the liability for unpaid losses and LAE:

	Nine Months Ended September 30,
	2025	2024
Unpaid Loss and LAE beginning of period	$475,708	$279,392
Less: Reinsurance recoverables on unpaid losses and LAE	415,086	214,718

Net unpaid loss and LAE at beginning of period	60,622	64,674

Add: Losses and LAE, net of reinsurance, incurred related to:
Current period	70,507	64,786
Prior period	1,195	(6,762)

Total net losses and LAE incurred	71,702	58,024

Less: Losses and LAE paid, net of reinsurance, related to:
Current period	29,801	31,271
Prior period	32,232	31,125

Total net paid losses and LAE	62,033	62,396

Unpaid loss and LAE, net of reinsurance at end of period	70,291	60,302
Add: Reinsurance recoverables on unpaid losses and LAE	293,154	257,445

Unpaid loss and LAE at end of period	$363,445	$317,747
During the nine months ended September 30, 2025, the liability for unpaid losses and loss adjustment expenses, net of reinsurance, increased by $9,669 from $60,622 as of December 31, 2024 to $70,291 as of September 30, 2025.
The increase was primarily as a result of an increase in reserves for Citizens Property Insurance Corporation
(“Citizens”), a Florida state-supported insurer, assumed business of $12,252, partially offset by a decrease in reserves related to non-catastrophe storms.

American Integrity Insurance Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share and per share data, unless otherwise stated)
Prior period development includes changes in estimated losses and LAE for all events occurring in prior periods including hurricanes and other weather events. In 2025, the Company’s net loss and LAE incurred for the nine months ended September 30, 2025 reflected a unfavorable development of $1,195, which was a result of re-
estimation of unpaid losses and LAE. These adjustments are generally the result of ongoing analysis of recent loss development trends. Original estimates are decreased or increased as additional information becomes known regarding individual claims.
8.Reinsurance
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
In 2024, the Company also began participating in a “take-out program” through which the Company assumes insurance policies held by Citizens. The take-out program is a legislatively mandated program designed to reduce the state’s risk exposure by encouraging private companies to assume policies from Citizens.
The Company remains contingently liable in the event the reinsuring companies do not meet their obligations under these reinsurance contracts. Given the quality of the reinsuring companies, management believes this possibility to be remote.
2025 – 2026 Reinsurance Program
Catastrophe Excess of Loss Reinsurance
Effective June 1, 2025, the Company entered into catastrophe excess of loss reinsurance agreements covering its insurance subsidiary, AIIC. The catastrophe reinsurance program is indemnity-based and includes a combination of coverage from traditional reinsurers, the FHCF, Insurance Linked Securities (“ILS”) investors through Integrity Re
III Ltd., and the Company’s segregated cell captive reinsurer.
The 2025–2026 reinsurance program provides third-party reinsurance coverage of $1.93 billion for a single catastrophic event, with total third-party coverage of $2.59 billion across all occurrences, representing a 45%
increase over the prior year’s treaty limit. The Company’s net retention for the first and second events is $35.0 million, consisting of $10.0 million retained by AIIC and $25.0 million retained by the Company’s segregated cell captive reinsurer. The retention for third and fourth catastrophic events decreases to $15.8 million and $10.0 million, respectively, and is retained solely by AIIC.
The FHCF covers Florida-admitted risks only, and the Company elected to participate at 90% for the 2025 hurricane season, consistent with the prior year.
Integrity Re III Ltd., a Bermuda-based special purpose insurer and unrelated party issued new catastrophe bonds totaling $565.0 million as part of the program, marking the eighth and largest ILS transaction sponsored by the
Company.
All reinsurers participating in the program are either rated “A-” or higher by A.M. Best or are fully collateralized, to mitigate counterparty credit risk. The entire program is structured without parametric covers and is fully indemnity-
based.
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

American Integrity Insurance Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share and per share data, unless otherwise stated)
Effect of Reinsurance
The effects of reinsurance on premiums written and earned are as follows:

	Three Months Ended September 30,
	2025		2024
	Written	Earned	Written	Earned
Direct premiums	$237,542	$196,294	$160,999	$165,001
Assumed Premiums	1,558	25,655	(22)	360
Gross Premiums	239,100	221,949	160,977	165,361
Ceded premiums	(55,414)	(169,950)	(37,452)	(124,897)
Net premiums	$183,686	$51,999	$123,525	$40,464

	Nine Months Ended September 30,
	2025		2024
	Written	Earned	Written	Earned
Direct premiums	$689,208	$542,579	$529,032	$481,849
Assumed Premiums	49,037	113,265	1,029	526
Gross Premiums	738,245	655,844	530,061	482,375
Ceded premiums	(664,084)	(472,275)	(503,180)	(362,109)
Net premiums	$74,161	$183,569	$26,881	$120,266
The Company’s reinsurance arrangements affected certain items in the condensed consolidated statement of operations and comprehensive income for the three and nine months ended September 30, 2025 and 2024 by the following amounts:

	Three Months Ended September 30,
	2025	2024
Ceded premiums earned	$(169,950)	$(124,897)
Ceded losses and loss adjustment expenses incurred	14,897	105,803
Ceded policy acquisition expenses	42,737	11,678
For the three months ended September 30, 2025 and 2024, recoveries received under reinsurance contracts were
$35,588 and $57,882, respectively.

	Nine Months Ended September 30,
	2025	2024
Ceded premiums earned	$(472,275)	$(362,109)
Ceded losses and loss adjustment expenses incurred	11,698	308,080
Ceded policy acquisition expenses	120,521	62,202
For the nine months ended September 30, 2025 and 2024, recoveries received under reinsurance contracts were
$101,914 and $298,846, respectively.

American Integrity Insurance Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share and per share data, unless otherwise stated)
9.Regulatory Requirements and Restrictions
State laws and regulations, as well as national regulatory agency requirements, govern the operations of all insurers.
The various laws and regulations require that insurers maintain minimum amounts of statutory surplus and risk-
based capital (“RBC”); restrict insurers’ ability to pay dividends; restrict the allowable investment types and investment mixes and subject the Company’s insurers to assessments.
The Company’s insurance subsidiary is subject to regulations and standards of the Florida Office of Insurance
Regulation (“FLOIR”). It is also subject to regulations and standards of regulatory authorities in other states where they are licensed, although as a Florida-domiciled insurer, its principal regulatory authority is the FLOIR.
The Company’s insurance subsidiary, AIIC, prepares its statutory-basis financial statements in accordance with statutory accounting practices prescribed or permitted by FLOIR. The commissioner of the FLOIR has the right to permit other practices that may deviate from prescribed practices. AIIC does not obtain and follow any permitted practice. As of September 30, 2025 and December 31, 2024, AIIC reported statutory capital and surplus of $179,861 and $149,586, respectively. For the nine months ended September 30, 2025 and September 30, 2024, AIIC reported statutory net income of $33,021 and $3,007, respectively. Statutory-basis surplus differs from shareholders’ equity reported in accordance with GAAP primarily because policy acquisition costs are expensed when incurred, certain assets that are not admitted assets are eliminated from the consolidated balance sheet and surplus notes are reported as surplus rather than liabilities. In addition, the recognition of deferred tax assets is based on different recoverability assumptions.
The Florida statutes require a residential property insurance company to maintain statutory surplus as to policyholders of at least $1,500 or 10% of the insurer’s total liabilities, whichever is greater. Accordingly, as of
September 30, 2025 and December 31, 2024, AIIC exceeded the minimum statutory surplus requirement, which was
$17,986 and $14,959, respectively.
Under Florida law, without regulatory approval, AIIC may pay dividends if they do not exceed the greater of: (i) the lesser of 10% of surplus or net income, not including realized capital gains, plus a two-year carry forward; (ii) 10%
of surplus, with dividends payable limited to unassigned funds minus 25% of unrealized capital gains; or (iii) the lesser of 10% of surplus or net investment income plus a three-year carry forward with dividends payable limited to unassigned funds minus 25% of unrealized capital gains. AIIC did not pay any dividends during the nine months ended September 30, 2025, and it can still pay dividends without regulatory approval.
AIIC is also required annually to comply with the National Association of Insurance Commissioners (“NAIC”) RBC
requirements. RBC requirements prescribe a method of measuring the amount of capital appropriate for an insurance company to support its overall business operations in light of its size and risk profile. NAIC RBC requirements are used by regulators to determine appropriate regulatory actions relating to insurers who show signs of a weak or deteriorating condition. As of September 30, 2025 and December 31, 2024, based on calculations using the appropriate NAIC RBC formula, AIIC total adjusted capital in excess of the requirements.
AIIC has maintained a cash deposit with the Insurance Commissioner of the State of Florida and other states in which AIIC is authorized to write business in order to meet regulatory requirements and such cash deposit is included in restricted cash on the condensed consolidated balance sheet.
In addition, Florida property and casualty insurance companies are required to adhere to prescribed premium-to-
capital surplus ratios. Florida state law requires that the ratio of 90% of premiums written divided by surplus as to policyholders does not exceed 10 to 1 for gross premiums written or 4 to 1 for net premiums written. As of
September 30, 2025, AIIC had a ratio of gross and net premiums written to surplus of 3.7 to 1 and 0.2 to 1, respectively, which met the requirements.
The Company also has the Catstyle reinsurance segregated account, where the Company can withdraw from cash held in the segregated account, but must provide written notice to the trustee in the form of a withdrawal notice in order to access the funds. However, consent of the grantor is not required to access the funds, and the funds’ use is

American Integrity Insurance Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share and per share data, unless otherwise stated)
not restricted within the terms of the trust agreement. Catstyle is regulated by the Authority and is required to meet and maintain certain minimum levels of solvency and liquidity. Catstyle’s statutory capital and surplus necessary to satisfy the regulatory requirements in the aggregate was $26,141 and $9,610 as of September 30, 2025 and
December 31, 2024, respectively. As of September 30, 2025 and December 31, 2024, the actual amount of statutory capital and surplus was $26,141 and 9,610, respectively. The liabilities of Catstyle are fully collateralized and accordingly capital and surplus are available to be paid out in dividends and subject to approval in accordance with regulations of the Authority.
10.Shareholders’ Equity
Immediately prior to the IPO, the owners of the equity interests of AIIG contributed all of their equity interests to the Company in exchange for an aggregate of 12,904,495 shares of Common Stock.
Public Offering
The Company's amended and restated certificate of incorporation authorizes 100,000,000 shares of Common Stock, of which 19,576,804 shares were issued and outstanding as of September 30, 2025, and 10,000,000 shares of preferred stock, $0.001 par value per share, of which no shares were issued and outstanding as of September 30,
2025.
The Company issued 6,250,000 shares of Common Stock to the public, at a price of $16.00 per share in its IPO. The
Company received net proceeds of $93 million after deducting underwriting discounts and commissions and paid
$4.2 million in offering expenses that reduced the proceeds received in additional paid-in capital in the Condensed consolidated balance sheet. In addition, in connection with the IPO, the Company used $3.8 million of the proceeds from the offering to satisfy the Restricted Stock Grant Net Settlement and $3.0 million of the proceeds of the offering to terminate the management services agreement by and between James Sowell Company, L.P. and AIIG, but these costs were expensed in general and administrative expenses on the condensed consolidated statements of operations and comprehensive income.
Distributions
The Company is a legal entity separate and distinct from its subsidiaries. As a holding company, the primary sources of cash needed to meet its obligations are distributions, dividends, and other permitted payments from its subsidiaries and consolidated VIEs. While there are no restrictions on distributions from AIMGA, AICS, PA, and
PIC, dividends from AIIC and Catstyle are restricted. See Note 9 – “Regulatory Requirements and Restrictions” for
the restrictions on dividends from AIIC and Note 3 – “Variable Interest Entity” for restrictions on dividends from
Catstyle.
Prior to the IPO, taxable income was allocated to the members of AIIG in accordance with the United States Internal
Revenue Code and AIIG’s LLC Operating Agreement. There were no distributions to members characterized as tax distributions, declared or paid during the three months ended September 30, 2025 and 2024, respectively. Tax distributions totaled $12.9 million and $8.0 million during the nine months ended September 30, 2025 and 2024, respectively.
Additionally, according to AIIG’s LLC Operating Agreement and prior to the IPO, AIIG’s Board of Directors may have, at its discretion, declared distributions to the members proportionally in accordance with their respective percentage ownership interests. The Company made $10.0 million and $4.0 million of discretionary distributions to members during the nine months ended September 30, 2025 and 2024, respectively. There were no discretionary distributions to members during the third quarter of 2025 and 2024.

American Integrity Insurance Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share and per share data, unless otherwise stated)
11.        Stock-Based Compensation
Restricted Stock
On May 7, 2025, in connection with the IPO, the Company issued 652,057 shares of restricted stock to certain employees and consultants, which vested immediately upon issuance. In connection with the issuance, 234,587 shares were withheld to satisfy the estimated tax withholding and remittance obligations. The shares withheld were immediately retired and not held as treasury stock, thus, as a result, both the number of shares issued and outstanding were reduced by the number of shares withheld and retired.
In addition, during the third quarter of 2025, the Company  issued  restricted stock to its non-employee members of the Board of Directors in connection with the American Integrity Insurance Group, Inc. 2025 Non-Employee
Director Compensation Policy (the “Non-Employee Director Compensation Policy”) approved on September 9,
2025, under the American Integrity Insurance Group, Inc. 2025 Long-Term Incentive Plan. Under the Non-
Employee Director Compensation Policy, an initial grant of 2,658 shares of restricted stock was awarded on
September 9, 2025, followed by a quarterly grant of 2,181 shares on September 30, 2025. The shares awarded under this policy vest immediately on their respective grant date.
A summary of all restricted stock activity for the period May 7, 2025 to September 30, 2025 is as follows:

	Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding, May 7, 2025	—	$—
Granted	656,896	$16.04
Shares withheld for tax remittance (retired)	(234,587)	16.00
Vested	(422,309)	16.05
Nonvested at September 30, 2025	—	$—

The Company incurred a one-time share-based compensation expense of $10,433 in connection with the Restricted
Stock Grant and paid $3,753 in connection with the Restricted Stock Grant Net Settlement related to the IPO. In addition, during the third quarter of 2025, the Company recognized $101 of share-based compensation expense related to the restricted stock awards granted to the non-employee members of the Board of Directors within general and administrative expenses in the condensed consolidated statements of operations and comprehensive income.
12.Segment Reporting
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

13.Earnings Per Share
Basic earnings per share is computed by dividing income available to common shareholders by the weighted-
average number of common shares outstanding during the period.
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
The following table presents the net income and the weighted average number of shares outstanding used in the earnings per share calculations. There were no potentially dilutive instruments for the three and nine months ended
September 30, 2025 and 2024.

	Three Months Ended September 30,
	2025	2024
Numerator:
Net income attributable to common shareholders	$13,163	$4,513
Income allocated to participating securities	—	194
Income available for common shareholders	13,163	4,319

Denominator:
Shares outstanding	19,576,804	12,904,495
Weighted average common shares outstanding - basic and diluted	19,572,595	12,904,495

Earnings available to common shareholders per share
Basic	$0.67	$0.33
Diluted	$0.67	$0.33

	Nine Months Ended September 30,
	2025	2024
Numerator:
Net income attributable to common shareholders	$78,753	$31,344
Income allocated to participating securities	2,190	1,350
Income available for common shareholders	76,563	29,994

Denominator:
Shares outstanding	19,576,804	12,904,495
Weighted average common shares outstanding - basic and diluted	16,446,038	12,904,495

Earnings available to common shareholders per share
Basic	$4.66	$2.32
Diluted	$4.66	$2.32
14.Other Comprehensive Income (Loss)
Comprehensive income (loss) includes changes in unrealized gains and losses on fixed maturities classified as available-for-sale. Reclassification adjustments for realized (gains) losses are reflected in net realized gains (losses)
on investments on the condensed consolidated statement of operations and comprehensive income.

American Integrity Insurance Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share and per share data, unless otherwise stated)
The following tables are summaries of other comprehensive income (loss) and disclose the tax impact of each component of other comprehensive income (loss) for the three and nine months ended September 30, 2025 and
2024:

	Three Months Ended September 30, 2025			Three Months Ended September 30, 2024
	Pre-Tax	Income Tax Benefit (Expense)	Net-of-Tax Amount	Pre-Tax	Income Tax Benefit (Expense)	Net-of-Tax Amount
Net changes to available-for-sale securities:
Unrealized holding gains (losses) arising during period	$1,034	$(260)	$774	$1,396	$(353)	$1,043
Reclassification adjustment for (gains) losses realized in net income	(42)	10	(32)	(19)	5	(14)
Other comprehensive income (loss)	$992	$(250)	$742	$1,377	$(348)	$1,029

	Nine Months Ended September 30, 2025			Nine Months Ended September 30, 2024
	Pre-Tax	Income Tax Benefit (Expense)	Net-of-Tax Amount	Pre-Tax	Income Tax Benefit (Expense)	Net-of-Tax Amount
Net changes to available-for-sale securities:
Unrealized holding gains (losses) arising during period	$3,314	$(851)	$2,463	$1,638	$(408)	$1,230
Reclassification adjustment for (gains) losses realized in net income	(542)	135	(407)	(107)	26	(81)
Other comprehensive income (loss)	$2,772	$(716)	$2,056	$1,531	$(382)	$1,149
15.Income Taxes
Prior to the IPO, AIIG and its non-insurance subsidiaries, were included in a single partnership return for United
States federal and state income tax purposes and were not subject to United States income tax, for the period January
1, 2025 through May 7, 2025, where the holders of all of the outstanding equity interests in AIIG contributed all of their equity interests in AIIG to the Company. As of May 7, 2025, the Company and its non-insurance subsidiaries are organized as a corporation and are subject to United States federal and state income tax. AIIC remains organized as a corporation and is a taxable entity and will continue to file a stand-alone corporate income tax return for federal and state income tax purposes. The Company’s tax sharing agreement requires settlement of taxes between the subsidiaries in accordance to the terms of the agreement.
During the nine months ended September 30, 2025 and 2024, the Company recorded approximately $7,027 and
$8,948, respectively, of income tax expense, which resulted in effective tax rates of 8.2% and 22.2%, respectively.
The Company has evaluated the circumstances for the nine months ended September 30, 2025 and 2024, respectively, and determined that it is unable to make a reliable estimate of its ordinary income or related tax expense for the fiscal year. Therefore, the Company has calculated the income tax expense for the nine months ended September 30, 2025 and 2024, respectively, based on the discrete effective tax rate. The Company’s estimated effective tax rate differs from the statutory federal tax rate due to state and income taxes, as well as certain nondeductible and tax-exempt items.

American Integrity Insurance Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share and per share data, unless otherwise stated)
The difference between the effective tax rate and the U.S. federal statutory tax rate of 21% for the nine months ended September 30, 2025 was primarily due to state income taxes, non-deductible compensation related to employee stock awards granted and fully vested during the quarter, and a change in tax status related to the conversion of a non-taxable entity into a corporation. The effective tax rate also reflects the unfavorable impact of certain other nondeductible expenses.
The change in tax status created deferred tax assets of approximately $9.7 million, which were recognized as a one-
time gain for the nine months ended September 30, 2025, and results in an effective tax rate of (11.3)% for the period.
A valuation allowance must be established for deferred tax assets when it is more likely than not that the deferred tax assets will not be realized based on available evidence both positive and negative, including recent operating results, available tax planning strategies, and projected future taxable income. As of December 31, 2024, management concluded, based on the evaluation of the positive and negative evidence, that it is more likely than not that the deferred tax assets will be realized and therefore no valuation allowance on the Company’s deferred tax assets is required. The Company evaluates the realizability of its deferred tax assets each quarter, and as of
September 30, 2025, based on all of the available evidence, management concluded that it was more likely than not that the deferred tax assets will be realized.
On July 4, 2025, the “One Big Beautiful Bill” (H.R. 1) was enacted into law. This legislation included broad changes to individuals, businesses, and international income tax provisions, but did not address the taxation of property and casualty insurance companies, under Subchapter L of the Internal Revenue Code. The Company evaluated the legislation and it did not have a material impact on current or deferred income taxes. As such, no adjustment was made to the condensed consolidated financial statements as of September 30, 2025.
16.Related Party Transactions
AIIG was a party to a management and financial advisory services agreement with a company owned by one of its members. The fees for financial advisory services were negotiated in good faith by both parties on a case-by-case basis. For financial oversight and monitoring services, AIIG paid a fixed monthly fee under the terms of the agreement. During the nine months ended September 30, 2025 and 2024, the Company incurred fees under the agreement of $411 and $793, respectively, which is recorded within general and administrative expenses. During the second quarter of 2025, the management and financial advisory services agreement was terminated in conjunction with the IPO for a payment of $3,000. This has been included in general and administrative expenses on the condensed consolidated statements of operations and comprehensive income. There were no amounts payable at
September 30, 2025 or December 31, 2024, related to the agreement.
17.        Commitments and Contingencies
Obligations under Multi-Year Reinsurance Contracts
The Company purchases reinsurance coverage to protect its capital and to limit its losses when certain major events occur. The Company’s reinsurance commitments generally run from June 1 of the current year to May 31 of the following year. From time to time, certain of the Company’s reinsurance agreements may be for periods longer than one year. Amounts payable for coverage during the current June 1 to May 31 contract period are recorded as reinsurance payable in the condensed consolidated balance sheets. Multi-year contract commitments for future years are recorded at the beginning of the coverage period. As of September 30, 2025 and December 31, 2024, there were no multi-year reinsurance contract obligations.

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
Florida Insurance Guaranty Association
In April 2023, the Florida Insurance Guaranty Association (“FIGA”) issued an order for the collection of a 1.0%
FIGA assessment policy surcharge for policies effective October 1, 2023 through September 30, 2024. The order directed member insurance companies to collect policy surcharge amounts in advance and to remit those surcharge amounts to FIGA on a quarterly basis. The Company recorded an accrued liability totaling $2,254 and $1,195, respectively, in other liability and accrued expenses as of September 30, 2025 and December 31, 2024, which represents the policy surcharge amounts collected, but unremitted to FIGA as of that date.
18.        Leases
Operating lease cost was $549 and $539 for the three months ended September 30, 2025 and 2024, respectively, and
$1,641 and $1,620 for the nine months ended September 30, 2025 and 2024, respectively, and is included in other operating expenses on the condensed consolidated statement of operations and comprehensive income. Short-term and variable lease cost was immaterial for the nine months ended September 30, 2025 and 2024.
The following table provides supplemental balance sheet information about the Company’s leases as of
September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Operating leases:
Right-of-use assets	$992	$2,498
Lease liability	$1,028	$2,612
Weighted-average remaining lease term:
Operating leases	0.51 years	1.18 years
Weighted-average discount rate:
Operating leases	3.07%	2.75%

American Integrity Insurance Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except share and per share data, unless otherwise stated)
Supplemental disclosure of cash flow information related to leases was as follows for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$573	$546	$1,705	$1,635
The estimated future minimum payments of operating leases as of September 30, 2025 are as follows:

Operating Leases
2025 remaining	$574
2026	447
2027	12
2028	—
2029	—
Thereafter	—
Total lease payments	1,033
Less: imputed interest	(5)
Present value of lease liabilities	$1,028

19.Subsequent Events
On October 21, 2025, the Company's insurance subsidiary, AIIC, assumed approximately 478 policies from
Citizens, representing approximately $1,330 in gross written premiums.
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
Actual results may differ from projections due to factors beyond our control, as detailed under Part II, Item 1A
“Risk Factors.” References to the “Company,” “American Integrity,” “we,” “us” or “our” refer to American
Integrity Insurance Group, Inc. Our actual results could differ materially from those discussed in the forward-
looking statements. Factors that could cause or contribute to those differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in “Risk Factors” and “Special Note Regarding
Forward-Looking Statements.”
Overview
We are a profitable and growing insurance group headquartered in Tampa, Florida. Through our insurance carrier subsidiary, American Integrity Insurance Company (“AIIC”), we provide personal residential property insurance for single-family homeowners and condominium owners, as well as coverage for vacant dwellings and investment properties, predominantly in Florida. Florida represented over 96.8% of our direct premiums written for the nine months ended September 30, 2025 and 94.5% of our policies in-force as of September 30, 2025. As of September
30, 2025, more than 70% of our in-force premium is in the insurance market in which we underwrite and sell policies to policyholders where we may freely choose or reject without the assistance of residual market mechanisms
(the “Voluntary Market”). Moreover, 97.1% of our Voluntary Market in-force premium in our core Florida market and 2.9% was in Georgia and South Carolina, where we have strategically expanded to support and enhance our relationships with our builder agency network.
We strive to generate consistent adjusted underwriting profits, exclusive of investment income or gains and losses from the sale of invested assets. Our goal is to achieve long-term profitability across economic and insurance cycles by maintaining a conservative financial position, increasing premiums written and risk exposure when we believe market conditions are favorable, and reducing risk exposure during periods when we believe market conditions are unfavorable and earning profits is more challenging. AIIC, our statutory insurance carrier, maintains a Financial
Stability Rating of “A” (Exceptional) by Demotech, and a financial strength rating of “BBB+” with a stable outlook from the Kroll Bond Rating Agency, LLC. Additionally, the Company maintains a BB+ rating, with stable outlook, from the Kroll Bond Rating Agency, LLC.
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
These factors increased claims costs and reinsurance expenses, impacting the profitability of insurers operating in
Florida. Recent legislative changes, however, have improved operating conditions in the Florida insurance market, including a reduction in claims litigation activity since the reforms were enacted in December 2022. We believe these legislative reforms provide greater opportunities for us to profitably underwrite residential property insurance in Florida.
Citizens “Take-out” Program. In late 2024, we strategically expanded our policy base, assuming 68,844 policies, representing $112.4 million in assumed unearned premiums from Citizens Property Insurance Corporation
(“Citizens”). In the first quarter of 2025 we assumed 16,632 policies from Citizens, representing $31.2 million in assumed unearned premiums. In the second quarter of 2025, we assumed 7,372 policies from Citizens, representing
$17.8 million in assumed unearned premiums. In the third quarter of 2025, we assumed 1,891 policies from Citizens, representing $3.4 million in assumed unearned premiums. These policies we assume carry no upfront acquisition costs and are covered by our current treaty year reinsurance program.
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
Cost and Availability of Reinsurance. We purchase excess of loss and quota share reinsurance as part of our capital management strategy and in an effort to reduce volatility of earnings and protect our balance sheet from the impact of potential catastrophe events. Our ability to implement an effective reinsurance strategy is dependent, in part, on the cost and availability of reinsurance coverage. In recent years, reinsurance rates have significantly increased and terms and conditions have tightened (including reductions on what we are able to charge for claims administration), particularly for catastrophe exposed property lines of business. This can be attributed to a variety of factors, including high inflation and a rising interest rate environment, social inflation, the frequency and severity of natural catastrophes including large hurricanes in Florida such as Hurricane Ian and Milton, and reinsurance capacity constraints. We ceded 72.0% and 75.1% of our gross premiums earned in the nine months ended September 30,
2025 and September 30, 2024, respectively.
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

Results of Operations
The following table summarizes our results of operations for the three and nine months ended September 30, 2025 and 2024 (dollar amounts in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
Gross premiums written	$239,100	$160,977	$738,245	$530,061
Change in gross unearned premiums	(17,151)	4,384	(82,401)	(47,686)
Gross premiums earned	221,949	165,361	655,844	482,375
Ceded premiums earned	(169,950)	(124,897)	(472,275)	(362,109)
Net premiums earned	51,999	40,464	183,569	120,266
Policy fees	2,805	1,928	7,976	5,656
Net investment income	6,906	3,757	15,788	10,419
Net realized gains (losses) on investments	41	18	542	103
Other income	275	376	536	791
Total Revenues	62,026	46,543	208,411	137,235
Losses and loss adjustment expenses	29,652	25,017	71,702	58,024
Policy acquisition expenses	6,254	7,790	15,642	19,695
General and administrative expenses	7,347	7,185	35,287	19,224
Total Expenses	43,253	39,992	122,631	96,943
Income before taxes	18,773	6,551	85,780	40,292
Income tax expense	5,610	2,038	7,027	8,948
Net Income	$13,163	$4,513	$78,753	$31,344
Loss ratio	54.1%	59.0%	37.4%	46.1%
Expense ratio	24.8%	35.3%	26.6%	30.9%
Combined ratio	78.9%	94.3%	64.0%	77.0%
Annualized return on equity	17.0%	11.9%	43.9%	29.0%
Ceded catastrophe excess of loss premiums ratio(1)	48.0%	46.8%	43.9%	46.5%
Underlying loss and loss adjustment expense ratio(1)	49.9%	36.4%	36.8%	37.1%
(1)These ratios and operating metrics presented above are considered non-GAAP financial measures. These measures are key performance indicators used by management to evaluate operating results and trends that may not be apparent from GAAP measures alone. For a reconciliation to the most directly comparable GAAP financial measure and additional discussion of these metrics, see “Management’s Discussion and Analysis of Results of Operations - Key Business Metrics and Non-
GAAP Financial Measures.”
Policies In-Force
Policies in-force represents the number of active insurance policies with coverage in effect as of the end of the period referenced. We utilize the change in the number of policies in-force to assess the trajectories of our operations.
In-force premium represents the annual premium for active insurance policies with coverage in effect as of the end of the period referenced. Since 2023, we have seen average in-force premiums decline moderately due to lower average rates per insurance policy as a result of improving litigation trends and regulatory reform. In addition, the new states we are expanding into, including South Carolina and Georgia, tend to have lower average rates than
Florida. However, through our continued expansion into the Tri-County region of Florida and into insuring middle-
aged homes, we plan to capitalize on higher average premiums.

The following table shows our policies in-force and in-force premiums by product as of September 30, 2025 and
September 30, 2024:

	As of September 30,
	2025		2024
($ in thousands)	Policies in-force	In-force premium	Policies in-force	In-force premium
HO-3	263,539	$597,371	173,175	$448,515
HO-4	3,868	1,047	3,636	1,082
HO-5	4,992	6,118	298	342
HO-6	15,302	27,954	8,957	19,204
MHO	6,027	20,347	7,482	25,833
DP-1 (Including vacant)	26,692	62,209	27,315	69,260
DP-3	74,582	189,575	43,040	130,441
Watercraft	3,740	4,664	2,871	3,455
Golf Cart	7,352	1,119	6,016	914
Umbrella	—	—	432	167

Total	406,094	$910,404	273,222	$699,213
The following table shows our policies in-force and in-force premiums by county as of September 30, 2025 and
September 30, 2024:

	As of September 30,
($ in thousands)	2025		2024
County	Policies in-force	In-force premium	Policies in-force	In-force premium
POLK	26,366	$46,423	20,018	$41,042
LEE	25,899	68,421	22,384	72,572
ORANGE	25,280	56,307	17,532	44,986
DUVAL	22,440	36,870	17,341	34,403
HILLSBOROUGH	20,795	49,155	16,275	44,577
PASCO	19,470	38,983	15,688	36,821
OSCEOLA	19,428	40,430	10,307	23,823
PALM BEACH	18,673	72,003	2,354	12,411
MARION	16,497	23,577	13,238	24,038
BREVARD	13,900	34,061	7,960	22,901
VOLUSIA	13,159	27,260	11,100	27,020
OTHERS	184,187	416,914	119,025	314,619
Total	406,094	$910,404	273,222	$699,213
Policies in-force were 406,094 as of September 30, 2025, an increase of 48.6% compared to policies in-force of
273,222 as of September 30, 2024, and an increase of 14.0% compared to policies in-force of 356,108 as of
December 31, 2024. The increase in our policies in-force was primarily due to new policies written through the
Voluntary Market and 2024-2025 Citizens take-outs.
During the three months ended September 30, 2025, we wrote 25,985 policies in the Voluntary Market, which was in-line with the number of policies we wrote in the Voluntary Market during the three months ended September 30,
2024. We experienced policy retention rates of 82.8% during the third quarter of 2025, up from 72.1% during the third quarter of 2024.

The following table shows our policies in-force and in-force premium by source:

($ in thousands)	Policies In-Force	In-Force Premium
As of March 31, 2025
Voluntary Market	293,577	$652,888
Citizens Legacy Take-Outs	7,106	28,661
Citizens Take-Outs	13,256	35,364
FY 2024 Citizens Take-Outs	52,875	144,998
FY 2025 Citizens Take-Outs	16,518	47,628

Total	383,332	$909,539
As of June 30, 2025
Voluntary Market	305,873	648,177
Citizens Legacy Take-Outs	6,742	26,899
Citizens Take-Outs	35,441	98,253
FY 2024 Citizens Take-Outs	27,490	75,439
FY 2025 Citizens Take-Outs	23,592	72,484

Total	399,138	$921,252
As of September 30, 2025
Voluntary Market(1)	315,217	$644,628
Citizens Legacy Take-Outs(2)	6,285	24,850
Citizens Take-Outs(3)	58,766	163,561
FY 2024 Citizens Take-Outs(4)(5)	1,115	2,718
FY 2025 Citizens Take-Outs(4)(6)	24,711	74,647

Total	406,094	$910,404
(1)During the three months ended September 30, 2025, we wrote 25,985 policies in the Voluntary Market, which was in-line with the number of policies we wrote in the Voluntary Market during the three months ended September 30, 2024.
(2)Reflects policies assumed from Citizens in or prior to 2014 that have since been renewed directly with the Company. The
Company did not conduct any take-outs in the years 2015 through 2023.
(3)Reflects policies assumed from Citizens that have since renewed directly with the Company.
(4)Reflects policies assumed from Citizens during the stated calendar year that have less than a year remaining under their current Citizens policy and will be offered a renewal policy with the Company upon expiration.
(5)There were 68,844 policies assumed from Citizens during 2024; and 59,950 or 87.1%, were still in-force as of September
30, 2025.
(6)There have been 25,895 policies assumed from Citizens during 2025; and 24,711 policies, or 95.4%, were still in-force as of
September 30, 2025.
Three Months Ended September 30, 2025 Compared to the Three Months Ended September 30, 2024
Revenues
For the three months ended September 30, 2025, gross premiums written increased by $78.1 million, or 48.5%, to
$239.1 million, compared to $161.0 million for the three months ended September 30, 2024. This increase was due largely to new and renewal policies written through the Voluntary Market and from our strategic participation in the
Citizens take-out program.
Gross premiums earned increased to $221.9 million for the three months ended September 30, 2025 from $165.4 million for the three months ended September 30, 2024. The $56.5 million, or 34.2%, increase was due largely to new and renewal gross premiums written from the Voluntary Market and those related to the Citizens take-outs.
Ceded premiums earned increased $45.1 million, or 36.1%, to $170.0 million for the three months ended September
30, 2025 from $124.9 million for the three months ended September 30, 2024. The increase in ceded premiums earned was due to growth in our gross premiums earned and the placement of our 2025-2026 catastrophe excess-of-

loss reinsurance program effective June 1, 2025. The Company purchased more reinsurance coverage compared to prior years, reflecting an increase in in-force premiums and total insured value (TIV).
Net premiums earned grew by $11.5 million, or 28.5%, reaching $52.0 million for the three months ended
September 30, 2025, up from $40.5 million for the three months ended September 30, 2024. This increase was due largely to the increase in gross premiums earned driven largely by strength in the Voluntary Market and our participation in the Citizens take-out program.
Policy fees increased $0.9 million, or 45.5%, to $2.8 million for the three months ended September 30, 2025 from
$1.9 million for the three months ended September 30, 2024. The increase in policies written during the three months ended September 30, 2025 contributed to the increase in policy fees.
Net investment income increased $3.1 million, or 83.8%, to $6.9 million for the three months ended September 30,
2025 from $3.8 million for the three months ended September 30, 2024. The increase in net investment income was due to an increase in invested assets driven by the increased premiums in-force and the proceeds from our IPO.
We continuously seek to optimize our investment portfolio. Sales of available-for-sale debt securities resulted in net realized investment gains of $40,736 for the three months ended September 30, 2025 and net realized investment gains of $18,175 for the three months ended September 30, 2024.
Other income decreased by $0.1 million, or 26.7%, to $0.3 million for the three months ended September 30, 2025 from $0.4 million for the three months ended September 30, 2024.
Expenses
Losses and LAE increased $4.7 million, or 18.5%, to $29.7 million for the three months ended September 30, 2025 from $25.0 million for the three months ended September 30, 2024. The increase in losses and LAE was primarily driven by higher gross premiums earned, partially offset by the absence of significant storm activity in Florida during the current period.
Policy acquisition expenses decreased $1.5 million, or 19.7%, to $6.3 million for the three months ended September
30, 2025 from $7.8 million for the three months ended September 30, 2024. The decrease was primarily due to an increase in non-catastrophe ceded commission allocation.
General and administrative expenses were largely flat year-over-year, at $7.3 million for the three months ended
September 30, 2025, as compared to $7.2 million for the three months ended September 30, 2024. The Company had increased salaries and consulting fees incurred to support the public company operations and ongoing growth, largely offset by an increase in net premiums earned.
Income tax expense was $5.6 million and $2.0 million for the three months ended September 30, 2025 and 2024, respectively. Our effective tax rate for the three months September 30, 2025 and 2024 was 29.9% and 31.1%, respectively.
Key Business Metrics and Ratios
Loss ratio
Loss ratio is the ratio of losses and LAE to net premiums earned plus policy fees. We add policy fees to net premiums earned when calculating our loss and expense ratios to include the total revenue produced by a policy, given they are earned when a policy is written. Our loss ratio improved by 4.9 percentage point for the three months ended September 30, 2025, to 54.1%, compared to 59.0% for the three months ended September 30, 2024. The decrease was primarily due to the absence of significant storm activity in Florida during the three months ended
September 30, 2025, compared to the prior-year period which included losses from Hurricane Debby and Hurricane
Helene.

Expense ratio
Expense ratio is the ratio of policy acquisition expenses and general and administrative expenses to net premiums earned plus policy fees. Our expense ratio improved by 10.5 percentage points to 24.8% for the three months ended
September 30, 2025 compared to 35.3% for the three months ended September 30, 2024, driven by an increase in net premiums earned partially offset by higher salaries and consulting fees incurred to support the public company operations and ongoing growth.
Combined ratio
Combined ratio is the sum of the loss ratio and the expense ratio. We utilize combined ratio to assess our underwriting performance. Our combined ratio improved by 15.4 percentage points to 78.9% for the three months ended September 30, 2025 from 94.3% for the three months ended September 30, 2024. This improvement was primarily driven by an increase in net premiums earned, which contributed to reducing both the expense and loss ratios. The improvement also reflects the absence of significant storm activity in Florida during the current period compared to the prior year.
Annualized return on equity
Annualized return on equity is defined as net income, annualized, divided by the average beginning and ending shareholders’ equity during the applicable period. Our annualized return on equity increased to 17.0% for the three months ended September 30, 2025 from 11.9% for the three months ended September 30, 2024. The increase in our annualized return on equity was due to an increase in net income during the period, partially offset by an increase in shareholders' equity as a result of retained earnings.
Nine Months Ended September 30, 2025 Compared to the Nine Months Ended September 30, 2024
Revenues
For the nine months ended September 30, 2025, gross premiums written increased by $208.1 million, or 39.3%, to
$738.2 million, compared to $530.1 million for the nine months ended September 30, 2024. This increase was due largely to an increase in assumed written premiums related to our strategic participation in the Citizens take-out program, and premium from new and renewal policies written through the Voluntary Market.
Gross premiums earned increased to $655.8 million for the nine months ended September 30, 2025 from $482.4 million for the nine months ended September 30, 2024. The $173.4 million, or 36.0%, increase was due largely to our increase in gross premiums written related to the Citizens take-outs.
Ceded premiums earned increased $110.2 million, or 30.4%, to $472.3 million for the nine months ended September
30, 2025 from $362.1 million for the nine months ended September 30, 2024. The increase in ceded premiums earned was due to growth in our gross premiums earned.
Net premiums earned grew by $63.3 million, or 52.6%, reaching $183.6 million for the nine months ended
September 30, 2025, up from $120.3 million for the nine months ended September 30, 2024. This increase was due largely to an increase in gross premiums earned related to our strategic participation in the Citizens take-out program, and premium from new and renewal policies written through the Voluntary Market.
Policy fees increased $2.3 million, or 41.0%, to $8.0 million for the nine months ended September 30, 2025 from
$5.7 million for the nine months ended September 30, 2024. The increase in policies written during the nine months ended September 30, 2025 contributed to the increase in policy fees.

Net investment income increased $5.4 million, or 51.5%, to $15.8 million for the nine months ended September 30,
2025 from $10.4 million for the nine months ended September 30, 2024. The increase in net investment income was due to an increase in invested assets driven by the increased premiums in-force and the proceeds from our IPO.

We continuously seek to optimize our investment portfolio. Sales of available-for-sale debt securities resulted in net realized investment gains of $0.5 million for the nine months ended September 30, 2025 and net realized investment gains of $0.1 million for the nine months ended September 30, 2024.
Other income decreased by $0.3 million, or 32.3%, to $0.5 million for the nine months ended September 30, 2025 from $0.8 million for the nine months ended September 30, 2024.
Expenses
Losses and LAE increased $13.7 million, or 23.6%, to $71.7 million for the nine months ended September 30, 2025 from $58.0 million for the nine months ended September 30, 2024. The increase in losses and LAE was primarily driven by higher gross premiums earned, partially offset by the absence of significant storm activity in Florida during the current period.
Policy acquisition expenses decreased $4.1 million, or 20.6%, to $15.6 million for the nine months ended September
30, 2025 from $19.7 million for the nine months ended September 30, 2024. The decrease was primarily driven by lower acquisition costs associated with Citizens take-outs.

General and administrative expenses increased $16.1 million, or 83.6%, to $35.3 million for the nine months ended
September 30, 2025 from $19.2 million for the nine months ended September 30, 2024. The increase was primarily driven by one-time stock-based and cash compensation expenses, the termination payment related to the management services agreement, and other IPO-related costs, along with higher salaries and consulting fees to support the public company operations and ongoing growth.
Income tax expense was $7.0 million and $8.9 million for the nine months ended September 30, 2025 and 2024, respectively. Our effective tax rate for the nine months September 30, 2025 and 2024 was 8.2% and 22.2%, respectively. On May 7, 2025, the Company reorganized its structure through a tax-free transaction, which changed its tax status from a limited liability company, treated as a partnership for federal income tax purposes, to a corporation subject to United States federal income tax, under Subchapter C of the Internal Revenue Code.
Conversion from a non-taxable entity to a corporation is considered a change in tax status, and has been reflected in the condensed consolidated financial statements in accordance with the relevant accounting guidance. The change in tax status created deferred tax assets of approximately $9.7 million as a one-time gain in the second quarter of 2025 resulting in a lower effective tax rate for the nine months ended September 30, 2025.
Key Business Metrics and Ratios
Loss ratio
Our loss ratio decreased by 8.7 percentage points for the nine months ended September 30, 2025, to 37.4%, compared to 46.1% for the nine months ended September 30, 2024. The decrease in the loss ratio was primarily due to the increase in net premiums earned driven largely by our recent participation in the Citizens take-out program and the absence of significant storm activity in Florida during the current period.
Expense ratio
Our expense ratio decreased by 4.3 percentage points to 26.6% for the nine months ended September 30, 2025 compared to 30.9% for the nine months ended September 30, 2024 primarily due to higher net premiums earned driven by our recent participation in the Citizens take-out program and premiums from new and renewal policies written through the Voluntary Market, partially offset by non-recurring expenses and higher salaries and consulting fees related to the IPO and ongoing public company operations.
Combined ratio
Our combined ratio improved to 64.0% for the nine months ended September 30, 2025 from 77.0% for the nine months ended September 30, 2024. This improvement was due largely to our recent participation in the Citizens take-out program, which resulted in a financial benefit by reducing our expense ratio and loss ratio and resulted in a disproportionate increase in net earned premiums, and the absence of significant storm activity in Florida during the current period.
Annualized return on equity
Our annualized return on equity increased to 43.9% for the nine months ended September 30, 2025 from 29.0% for the nine months ended September 30, 2024. The increase in our annualized return on equity was due to an increase in net income during the period partially offset by growth in shareholders' equity as a result of retained earnings and proceeds from our IPO.
Key Business Metrics and Non-GAAP Financial Measures
We utilize certain non-GAAP financial measures to analyze our business and provide useful information about our financial performance. The non-GAAP financial measures are not recognized terms under GAAP and should not be considered as alternatives to the corresponding GAAP measures of financial performance, or any other performance measure derived in accordance with GAAP. Because not all companies use identical calculations, the presentation of the non-GAAP financial measures may not be comparable to other similarly titled measures of other companies and can differ significantly from company to company. Our management uses these non-GAAP financial measures, in conjunction with GAAP financial measures, as an integral part of managing our business and to, among other things:
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

Non-GAAP Measure	Comparable GAAP Measure
Underwriting income (loss)	Income before taxes
Adjusted net income	Net income
Adjusted earnings per share	Earnings per share
Annualized adjusted return on equity	Annualized return on equity
Underlying loss and loss adjustment expense ratio	Losses and loss adjustment expense ratio
Ceded catastrophe excess of loss premiums ratio	Ceded premiums earned to gross premiums earned

Underwriting income (loss)
Underwriting income (loss) is a non-GAAP financial measure defined as income (loss) before income taxes, excluding net investment income, net realized gains and losses on investments, interest expense, other income and stock-based compensation expense. We use underwriting income as an internal performance measure in the management of our operations because we believe it gives us and users of our financial information useful insight into our results of operations and our underlying business performance and provides insight into the results of how effective our policy underwriting is. Underwriting income (loss) should not be viewed as a substitute for net income calculated in accordance with GAAP and other companies may define underwriting income differently.
Underwriting income (loss) increased $9.2 million, or 381.2%, to $11.6 million for the three months ended
September 30, 2025 from $2.4 million for the three months ended September 30, 2024. For the nine months ended
September 30, 2025, underwriting income increased by $39.9 million, or 137.8%, to $68.9 million from $29.0 million for the nine months ended September 30, 2024. The increases were due largely to the financial benefits of our participation in the Citizens take-out program, as well as improved underwriting performance during the periods.
Underwriting income for the three and nine months ended September 30, 2025 and 2024 reconciles to income before taxes as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
Income before taxes	$18,773	$6,551	$85,780	$40,292
Less:
Net investment income	6,906	3,757	15,788	10,419
Net realized losses on investments	41	18	542	103
Other income	275	376	536	791
Underwriting income	$11,551	$2,400	$68,914	$28,979
Adjusted net income (loss) and Adjusted Earnings Per Share
Adjusted net income (loss) is a non-GAAP financial measure defined as net income excluding net realized gains or losses on investments, stock compensation expense, and certain non-recurring or non-cash expenses, including those incurred in connection with our IPO, net of tax. We use adjusted net income as an internal performance measure in the management of our operations because we believe it gives us and users of our financial information useful insight into our results of operations and our underlying business performance excluding the impact of realized gains and losses on the sale of securities, which we do not view as core to the underlying trends in our business. Adjusted net income should not be viewed as a substitute for net income calculated in accordance with GAAP, and other companies may define adjusted net income differently.
Adjusted net income (loss) increased $9.5 million, or 210.9%, to $14.0 million for the three months ended
September 30, 2025 from $4.5 million for the three months ended September 30, 2024. The increase was due largely to the financial benefits of our recent participation in the Citizens take-out program and premiums from new policies written through the Voluntary Market, as well as improved underwriting performance due in part to the absence of significant storm activity in Florida during the current period. For the nine months ended September 30, 2025, adjusted net income (loss) increased by $52.1 million, or 166.7%, to $83.4 million from $31.3 million for the nine months ended September 30, 2024. The increase was due largely to the financial benefits of our recent participation in the Citizens take-out program and higher net earned premiums, as well as improved underwriting performance due in part to the absence of significant storm activity in Florida during the current period.
Adjusted earnings per share is a non-GAAP measure, which is calculated as adjusted net income available to common stockholders divided by weighted average diluted common shares outstanding. Management believes this metric is meaningful, as it allows investors to evaluate underlying profitability and enhances comparability across periods by excluding items that are heavily impacted by investment market fluctuations and other economic factors and are not indicative of operating trends.
Adjusted net income (loss) and adjusted earnings per share for the three and nine months ended September 30, 2025 and 2024 reconciles to net income and earnings per share, respectively, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
Net Income	$13,163	$4,513	$78,753	$31,344
Add:
Stock compensation(1)	—	—	10,433	—
Termination of MSA(2)	—	—	3,000	—
One-time bonus(2)	—	—	1,387	—
One-time IPO expenses(2)	—	—	1,654	—
Post IPO transition expenses(2)	1,084	—	1,084	—
Less:
Net realized gains on Investments	41	18	542	103
Change in tax status(3)	—	—	9,722	—
Tax effect(4)	219	(4)	2,683	(22)
Adjusted net income	$13,987	$4,499	$83,364	$31,263
Adjusted income allocated to participating securities	—	194	2,190	1,350
Numerator:
Adjusted net income available for common shareholders	13,987	4,305	81,174	29,913
Denominator:
Weighted average common shares outstanding - basic and diluted	19,573	12,904	16,446	12,904
Adjusted earnings per share:
Basic	0.71	0.33	4.94	2.32
Diluted	0.71	0.33	4.94	2.32
(1)Stock-based compensation expense recognized of $10,433 for the nine months ended September 30, 2025, and approximately $4,241 was nondeductible for U.S. federal income tax purposes.
(2)Material non-recurring items that we do not expect to continue in the future and believe are not reflective of our ongoing operations and our performance.
(3)The change in tax status of the parent company from a non-taxable entity to a taxable corporation resulted in recognition of a deferred income tax benefit. This adjustment has been removed using the U.S. federal statutory and state blended corporate tax rate of 25.262% for consistency with the tax asset recorded.
(4)We included the tax impact of all adjustments to adjusted net income using the U.S. federal statutory corporate tax rate of
21%. While the Company’s actual effective tax rates for the nine months ended September 30, 2025 and 2024 were 8.2%
and 22.2% respectively, the use of the statutory rate provides a consistent and simplified approach for comparability. This approach is applied uniformly, including to items that may be partially or fully nondeductible for tax purposes. The tax effect row is presented exclusive of the change in tax status impact.
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
Annualized adjusted return on equity increased by 6.2 percentage points, to 18.1% for the three months ended
September 30, 2025 from 11.9% for the three months ended September 30, 2024. The increase in annualized adjusted return on equity over the prior period was primarily due to an increase in net income during the period, partially offset by growth in shareholders' equity as a result of retained earnings.
Annualized adjusted return on equity increased by 17.6 percentage points, to 46.5% for the nine months ended
September 30, 2025 from 28.9% for the nine months ended September 30, 2024. The increase in annualized adjusted return on equity over the prior period end balance was primarily due to an increase in net income during the period, partially offset by growth in shareholders' equity as a result of retained earnings and proceeds from our IPO.
Annualized adjusted return on equity for the three and nine months ended September 30, 2025 and 2024 reconciles to annualized return on equity as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
Net income	$13,163	$4,513	$78,753	$31,344
Average beginning and ending share holders’ equity(1)	308,876	151,664	239,136	144,201
Annualized return on equity(2)	17.0%	11.9%	43.9%	29.0%
Adjusted net income (loss) (after tax)(3)(4)	$13,987	$4,499	$83,364	$31,263
Average shareholders’ equity	308,876	151,664	239,136	144,201
Annualized adjusted return on equity(3)(4)	18.1%	11.9%	46.5%	28.9%
(1)Average beginning and ending members’ equity represents the average of members’ equity at the beginning and end of the respective period presented (quarter-to-date or year-to-date).
(2)Annualized return on equity is net income divided by average beginning and ending shareholders’ equity, multiplied by four for the three months ended and four-thirds for the nine months ended.
(3)Annualized adjusted return on equity is the adjusted net income (loss) (after tax) divided by the average beginning and ending shareholders’ equity, multiplied by four for the three months ended and four-thirds for the nine months ended.
(4)We included the tax impact of all adjustments to adjusted net income using the US federal statutory corporate tax rate of
21%. While the Company's actual effective tax rates for the nine months ended September 30, 2025 and 2024 were 8.2%
and 22.2% respectively, the use of the statutory rate provides a consistent and simplified approach for comparability. This approach is applied uniformly, including to items that may be partially or fully nondeductible for tax purposes.
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
We experienced unfavorable net prior year reserve development of $2.3 million for the three months ended
September 30, 2025 and favorable net prior year reserve development $0.4 million for the three months ended
September 30, 2024. We experienced no catastrophe losses for the three months ended September, 30, 2025. For the three months ended September 30, 2024 we experienced $10.0 million of catastrophe losses related to losses retained on Hurricane Helene and Property Claims Services (“PCS”) coded storm activity.

The underlying loss and loss adjustment expense ratio increased to 49.9% for the three months ended September 30,
2025 from 36.4% for the three months ended September 30, 2024, due to a greater share of our losses being ceded under our quota share reinsurance arrangement in periods with greater catastrophe losses as compared to periods with lower or no catastrophe losses, which had the effect of reducing underlying losses in the prior period, as well as the impact of modest rate decreases during 2025 and the onboarding of Citizens policies that have a slightly higher expected loss ratio.
We experienced unfavorable net prior year reserve development of $1.2 million for the nine months ended
September 30, 2025 and favorable net prior year development $6.8 million for the nine months ended September 30,
2024. We experienced no catastrophe losses for the nine months ended September, 30, 2025. For the nine months ended September 30, 2024 we experienced $18.1 million of catastrophe losses related to PCS coded storm activity during the period primarily due to Hurricane Helene and a severe convective storm in May 2024.
The underlying loss and loss adjustment expense ratio decreased to 36.8% for the nine months ended September 30,
2025 from 37.1% for the nine months ended September 30, 2024, primarily due to the lack of catastrophe losses in
2025 combined with the increase in net earned premium resulting from our participation in the Citizens take-out program and voluntary policy and premium growth.
The following table summarizes loss ratios and underlying loss and LAE ratios for the three months and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
Total Net Premiums Earned	$51,999	$40,464	$183,569	$120,266
Plus: Policy Fees	2,805	1,928	7,976	5,656
Total Net Premiums Earned Plus Policy Fees	54,804	42,392	191,545	125,922
Net Losses and Loss Adjustment Expenses, Net	$29,652	$25,017	$71,702	$58,024
Loss and Loss Adjustment Expense Ratio (% Net Premiums Earned Plus Policy Fees)	54.1%	59.0%	37.4%	46.1%
Less:
Current Year Net Catastrophe Losses	—	10,012	—	18,107
Prior Year Net Reserve Development	2,312	(405)	1,195	(6,762)
Underlying Loss and Loss Adjustment Expenses, Net	$27,340	$15,410	$70,507	$46,679
Underlying Loss and Loss Adjustment Expense Ratio (% Net Premiums Earned Plus Policy Fees)	49.9%	36.4%	36.8%	37.1%
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

Ceded catastrophe excess of loss premiums ratio increased 1.2 percentage points, to 48.0% for the three months ended September 30, 2025 from 46.8% for the three months ended September 30, 2024. This increase was primarily due to higher reinsurance costs recognized under the June 1, 2025 renewal and the timing of earned premiums.
Ceded catastrophe excess of loss premiums ratio decreased 2.6 percentage points, to 43.9% for the nine months ended September 30, 2025 from 46.5% for the nine months ended September 30, 2024. This decrease was primarily due to a disproportionate increase in gross earned premium related to our recent participation in the Citizens take-out program and risk adjusted decreases in reinsurance pricing from the June 1, 2025 catastrophe excess of loss reinsurance renewal.
The calculation of our ceded excess of loss premiums ratio for the three and nine months ended September 30, 2025 and 2024 is shown in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
Gross Premiums Earned	$221,949	$165,361	$655,844	$482,375
Total Ceded Premiums Earned	(169,950)	(124,897)	(472,275)	(362,109)
Less: NCQSR and other ancillary reinsurance treaties	(63,447)	(47,511)	(184,390)	(137,906)

Ceded Catastrophe Excess of Loss Premiums Earned	$(106,503)	$(77,386)	$(287,885)	$(224,203)
Ceded Catastrophe Excess of Loss Premiums Ratio	48.0%	46.8%	43.9%	46.5%
Liquidity and Capital Resources
Liquidity is a measure of a company’s ability to generate cash flows sufficient to meet the short-term and long-term cash requirements of its business operations. Funds generated from operations have been sufficient to meet our current and long-term liquidity requirements.
The liquidity of the Company, comprised of cash, cash equivalents and our liquid fixed income portfolio, fluctuates from time to time. As of September 30, 2025, our liquidity totaled $541.3 million. A portion of that liquidity is not held at AIIC. The total cash and cash equivalents not held at the insurance subsidiary was $141.9 million as of
September 30, 2025. Our liquidity framework is designed to support operational flexibility, ensuring we can fund claims obligations, capital expenditures, and growth initiatives without reliance on external financing. In the event of a large loss event, we may utilize proceeds from our investment portfolio as a source of liquidity to service claims.
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
•Operating cash flow, which remains the primary source of funding for day-to-day operations and claim payments.
•Reinsurance arrangements, which provide financial resilience against catastrophe loss events.
•Potential strategic financing, including debt instruments or equity offerings, which may be considered to accelerate expansion opportunities.

Future capital requirements will be driven by business growth, regulatory capital needs, and evolving market conditions. Our goal is to optimize capital efficiency while maintaining a strong financial foundation for long-term success.
The principal source of liquidity at the Company is from its subsidiaries, including fees paid by the insurance subsidiary, AIIC, and dividends paid by other subsidiaries generated from, among other things, income earned on policy fees and fees paid by AIIC to American Integrity MGA, LLC (“AIMGA”) for general agency, inspections, agent commissions, general operating expenses and claims adjusting services.
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
Dividends from AIIC can only be paid from accumulated unassigned funds derived from net operating profits and net realized capital gains. Subject to such accumulated unassigned funds, the maximum dividend that may be paid by AIIC to the Company without prior approval is further limited to the lesser of statutory net income from operations of the preceding calendar year or statutory unassigned surplus as of the preceding year end. As of
September 30, 2025, AIIC has not declared dividends.
Liquidity for AIIC is primarily required to cover payments for reinsurance premiums, claims payments including potential payments of catastrophe losses (offset by recovery of any reimbursement amounts under our reinsurance agreements), fees paid to affiliates for managing general agency services, claims adjusting services, premium and income taxes, regulatory assessments, general operating expenses, and interest and principal payments on debt obligations. Principal sources of liquidity for AIIC consist of the revenue generated from the collection of written premiums and the collection of reinsurance recoverable.
Principal sources of liquidity for the Company include fees paid by our insurance subsidiary, AIIC, and dividends paid by other subsidiaries generated from, among other things, income earned on policy fees and fees paid by AIIC to AIMGA for general agency, inspections, agent commissions, general operating expenses and claims adjusting services.
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
Our cash flows for the nine months ended September 30, 2025 and 2024 were:

	Nine Months Ended September 30,
($ in thousands)	2025	2024
Cash and cash equivalents (net) provided by (used in): Operating activities	$88,003	$(3,792)
Cash and cash equivalents (net) provided by (used in): Investing activities	(144,788)	23,514
Cash and cash equivalents (net) provided by (used in): Financing activities	61,837	(12,333)
Net increase (decrease) in cash and cash equivalents	$5,052	$7,389
Cash provided by operating activities was $88.0 million for the nine months ended September 30, 2025 compared to
$(3.8) million used in operating activities for the nine months ended September 30, 2024. The increase in cash provided by operating activities resulted from our strategic expansion through our Citizen’s take-out program.
Cash used in investing activities was $(144.8) million for the nine months ended September 30, 2025 compared to
$23.5 million provided by investing activities for the nine months ended September 30, 2024. The increase in net cash used in investing activities was primarily attributable to the purchases of fixed income securities in excess of proceeds from sales and maturities of fixed maturity securities during the period.
Net cash provided by financing activities was $61.8 million for the nine months ended September 30, 2025 compared to $(12.3) million used in financing activities for the nine months ended September 30, 2024. The increase in net cash provided by financing activities was primarily attributable to proceeds from the Company’s IPO, slightly offset by an increase in the distribution made to members to pay federal income tax prior to the IPO and a discretionary distribution that was paid out to members prior to the IPO.
Capitalization
Capital resources provide protection for policyholders, furnish the financial strength to support the business of underwriting insurance risks and facilitate continued business growth. The following table provides our shareholders’ equity, total long-term debt, total capital resources, debt-to-total capital ratio and debt-to-equity ratio as of September 30, 2025, and December 31, 2024.

($ in thousands)	September 30, 2025	December 31, 2024
Shareholders’ equity	$315,880	$162,392
Long-term debt	$721	$1,029
Total capital resources	$316,601	$163,421
Debt-to-total capital ratio	0.2%	0.6%
Debt-to-equity ratio	0.2%	0.6%
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
•Loss development method: The loss development method uses actual loss data and the historical development profiles on older underwriting years to project more recent, less developed years to their ultimate position.
•Frequency/severity methods: These methods are similar to the paid and case incurred loss development methods except that estimates of ultimate claim counts (a measure of claim frequency) and ultimate average severity are derived separately and then multiplied together to provide an estimate of ultimate loss.
•Incremental cost per closed claim method: This method is similar to the frequency/severity method except that paid severities are selected for each incremental development period, and then are trending using selected short-term and long-term trend factors.
•Bornhuetter-Ferguson method: The Bornhuetter-Ferguson method uses as a starting point an assumed initial expected loss ratio and blends in the loss ratio, which is implied by the claims experience to date using benchmark loss development patterns on paid claims data or reported claims data.

•IBNR-to-case outstanding method: This method requires the estimation of consistent paid and reported
(case) incurred loss development patterns and age-to-ultimate factors. These patterns imply a specific expected relationship between IBNR, including both development or known claims (bulk reserve) and losses on a true late reported claims, and reported case incurred losses.
•DCC development methods: When DCC data is evaluated separately from losses, historical paid and case incurred DCC data may be arranged in a triangular format and projected to ultimate using the same technique as used for losses (i.e., loss development methods). In addition, projections using triangles of ratios of paid DCC-to-paid loss and ratios of paid DCC-to-case incurred losses can be made; those triangles can be constructed using ratios of incremental (e.g. annual) amounts, or ratios of cumulative amounts.
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
1)Loss development factors – These factors are key assumptions in the loss development methods which assume recent accident years will follow the development patterns of prior accident years.
2)Initial expected loss ratio selections – The initial expected loss ratio selection is the key assumption in the
Bornhuetter-Ferguson methods. The selection was made based on average of development methods loss ratios and selected loss ratio trend.
3)Claim count decay ratios – The decay ratio is the key assumption in the projection of ultimate claim counts for catastrophe and non-catastrophe storms.
4)Short-term and long-term projected severity trends – These severity trends are the key assumption in projecting severities for accident years in their future development periods.
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
These amounts fell within the range of total reserves provided by our independent actuary. As of September 30,
2025, we recorded $13.1 million in case reserves and an additional $350.4 million for IBNR reserves, totaling
$363.4 million in reserves, with an added $371.9 million attributable to reinsurance claims payable.
For further detail, see Note 7 – “Liability for Unpaid Losses and Loss Adjustment Expense” in our notes to the unaudited condensed consolidated financial statements.

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
Ceding Commission
A sliding scale ceding commission is a type of contingent fee paid in connection with a reinsurance treaty and is based on the loss experience of the underlying insurance contract. At inception, the commission is estimated, and adjustments are subsequently made as more information becomes available regarding actual loss experience.
In connection with quota share reinsurance arrangements for non-catastrophe losses, the Company receives ceding commissions from the reinsurers to reimburse its direct and indirect acquisitions cost as well as other expenses.
The amount of ceding commissions ultimately received by the Company are contingent upon the amount of premium written and earned and the commission rate is adjusted on a sliding scale based upon loss ratios of the ceded premium. Accordingly, the Company develops estimates of ceding commissions based on an evaluation of historical experience and available information, with subsequent adjustment for true-ups recorded prospectively.
Investments
The Company currently classifies all of its investments in debt securities and short-term investments as available-
for-sale and reports them at fair value. Short-term investments consist of investments in interest-bearing assets with original maturities of 12 months or less. The Company records subsequent changes in value through the date of disposition as unrealized holding gains and losses, net of taxes, and includes them as a component of accumulated other comprehensive income until reclassified to earnings upon sale. Realized gains and losses on the sale of investments are determined using the specific-identification method and included in earnings. The Company amortizes any premium or discount on fixed maturities over the remaining maturity period of the related securities using the effective interest method and reports the amortization in net investment income. The Company recognizes dividends and interest income when earned. We have a financial stability rating of A, “Exceptional” from Demotech, an independent financial firm specializing in evaluating the financial stability of regional and specialty insurers, and whose rating is accepted by major mortgage companies. We do not have a rating from A.M. Best.
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
•Level 1 – Valuations based on quoted prices in active markets for identical assets and liabilities;
•Level 2 – Valuations based on observable inputs that do not meet the criteria for Level 1, including quoted prices in inactive markets and quoted prices in active markets for similar, but not identical instruments; and
•Level 3 – Valuations based on unobservable inputs, which are based upon the best available information when external market data is limited or unavailable.
We estimate the fair value of our investments using the closing prices on the last business day of the reporting period, obtained from active markets using independent pricing source. For securities for which quoted prices in active markets are unavailable, we use observable inputs such as quoted prices in inactive markets, quoted prices in active markets for similar instruments, benchmark interest rates, broker quotes and other relevant inputs. Our estimates of fair value reflect the interest rate environment that existed as of the close of business on September 30,
2025 and December 31, 2024. Changes in interest rates subsequent to September 30, 2025 may affect the fair value of our investments.
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
•Failure of the issuer of the security to make scheduled interest or principal payment;
•Downgrades in the security’s credit rating since acquisition by three or more notches;
•Adverse conditions specifically related to the security, an industry, or geographic area;
•Changes in the financial condition of the issuer of the security; and
•The payment structure of the security and the likelihood of the issuer being able to make payments that increase in the future.
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

As of September 30, 2025, and December 31, 2024, our investment portfolios contained fixed-maturity securities.
These securities are not intended for trading or speculative purposes. Our primary aim is to maximize after-tax investment income while ensuring sufficient liquidity to fulfill policyholder obligations. Additionally, we strive to minimize market risk, which encompasses potential economic losses resulting from adverse fluctuations in securities’ prices.
In developing our investment strategies, we consider various factors such as credit ratings, investment concentrations, regulatory requirements, expected interest rate fluctuations, durations, and prevailing market conditions. Our investment portfolios are managed by Goldman Sachs Asset Management, overseen by our Board of
Directors and an investment committee appointed by AIIC’s Board of Directors.
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
The effective weighted average duration of the portfolio was 2.19 years and 0.68 years at September 30, 2025 and
2024, respectively. As of September 30, 2025, the estimated weighted-average credit quality rating of the fixed maturity securities portfolio was A+. We have not experienced a material impact when compared to the tabular presentations of our interest rate and market risk sensitive instruments in our prospectus, dated May 7, 2025 filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”), on May
8, 2025 for the year ended December 31, 2024.
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

As required by Exchange Act Rule 13a-15(b) or Rule 15d-15(b), as of the end of the period covered by this
Quarterly Report, under the supervision and with the participation of our Chief Executive Officer and Chief
Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2025, our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting described below.
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
•Hiring additional experienced accounting, financial reporting and internal control personnel and changing roles and responsibilities of our personnel since we have recently transitioned to being a public company and are required to comply with Section 404 of the Sarbanes Oxley Act of 2002 (the “Sarbanes-Oxley Act”).
•Implementing company-wide internal control training to deepen our employees’ understanding of their role in relation to our overall control environment and establish clear expectations for control documentation.
•Engaging external service providers to assist management as we enhance written policies and procedures to establish specific actions expected of control owners, such that sufficient documentation is maintained to demonstrate control activities are performed consistently throughout the organization and with an appropriate level of precision to meet objectives and mitigate risks to acceptable levels.
•Reviewing and enhancing the design of controls to evaluate accounting policies and establish processes and controls to review management’s estimate of credit losses due to the cancellation of insurance policies.
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
•As a property and casualty insurer, we may face significant losses, and exposure to catastrophic events and severe weather conditions may cause our financial results to significantly vary from period to period.
•Our loss reserves are estimates and may be inadequate to cover our actual liability for losses, which could adversely affect our business.
•Because we conduct substantially all of our business in Florida, our financial results depend on the regulatory, legal, economic and weather conditions in Florida.
•Changing climate conditions may increase the severity and frequency of catastrophic events and severe weather conditions, which may adversely affect our business.
•Actual claims incurred have exceeded, and in the future may exceed, reserves established for claims, adversely affecting our operating results and financial condition.
•Lack of effectiveness of exclusions and other loss limitation methods in the insurance policies we assume or write could have a material adverse effect on our financial condition or results of operations.
•Because we rely on third-party distribution partners, including independent insurance agents, homebuilder-
affiliated agents and national insurance carriers who restrict the amount of business they write in Florida, the loss of these relationships and the business they control or our inability to attract distribution partners could have an adverse impact on our business.
•Although we believe that recent legislative reforms have driven a stabilization of rates, our results may fluctuate based on cyclical changes in the insurance industry.
•We may pursue opportunities to participate in Citizens’ take-out programs and directly assume policies issued by Citizens to policyholders who were otherwise unable to obtain private insurance. Take-out opportunities are subject to a number of timing and execution risks, and we may fail to participate in
Citizens’ take-out programs on terms that are ultimately profitable to us, or at all.
•Reinsurance coverage may not be available to us in the future at commercially reasonable rates, or at all.
•Reinsurance subjects us to the credit risk of our reinsurers who may suffer a downgrade, and we risk not being able to collect reinsurance amounts in a timely manner, or at all, due to us under our contracts with reinsurers, which could materially harm our business and financial condition.

•The failure of the risk mitigation strategies we utilize could have a material adverse effect on our financial condition or results of operations.
•The inherent uncertainty of models and our reliance on such models as a tool to evaluate risk may have an adverse effect on our financial results.
•Our success depends on our ability to accurately price the risks we underwrite, which is subject to uncertainty.
•Our information technology systems may fail or be disrupted, which could adversely affect our business.
•If we are unable to expand our business because our capital must be used to pay greater than anticipated claims, our financial results may suffer, and we may require additional capital in the future which may not be available or may be available only on unfavorable terms.
•Unanticipated increases in the severity or frequency of claims could adversely affect our business or financial condition.
•If actual renewals of our existing policies do not meet expectations, our future premiums and results of operations could be materially adversely affected.
•The failure of our claims department, or the third-party claims adjusters whom we may engage, to effectively manage or remediate claims could adversely affect our business, financial results or capital requirements.
•Increased competition and market conditions, including changes in our financial stability and credit ratings, could affect the growth of our business and negatively affect our financial results.
•We are subject to extensive regulation, and potential further restrictive regulation may increase our operating costs and limit our growth and profitability.
•The effects of emerging claim and coverage issues in Florida on our business are uncertain.
•Mandatory assessments or competition for government entities may create short-term liabilities or affect our ability to underwrite more policies.
•We face financial exposure to unpredictable weather patterns and catastrophic storms and resulting regulation from the FLOIR.
•The Florida Hurricane Catastrophe Fund may not have enough resources to pay us for the coverage we purchased.
•A regulatory environment that requires approval of rate increases, can mandate rate decreases, and that can dictate underwriting practices and mandate participation in loss sharing arrangements may adversely affect our results of operations and financial condition.
•We are not contractually obligated to pay regular cash dividends on our Common Stock. As a result, you may not receive any return on investment unless you sell your Common Stock for a price greater than that which you paid for it.

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
Though we are licensed to transact insurance business in other states, we write substantially all of our policies in
Florida. Because of our concentration in Florida, we are exposed to hurricanes, windstorms and other catastrophes affecting Florida. We have incurred and may in the future incur higher catastrophe losses in Florida or elsewhere than those we experienced in prior years; those estimated by catastrophe models we use; the average expected level used in pricing; and our current reinsurance coverage limits. We are also subject to claims arising from non-
catastrophic weather events such as rain, hail and high winds.
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
Inflation and other macroeconomic factors have increased our costs more than we anticipated and may continue to do so in the future. Because our policies generally carry a term of one year, replacement costs have, at times in the past, exceeded our estimates (including as a result of inflation), causing our targeted profit to be eroded or eliminated. This has resulted in our paid losses exceeding prior reserve estimates and in increases in our current estimates of unpaid losses and LAE. Because setting reserves is inherently uncertain and claims conditions change over time, the ultimate cost of losses has varied and, in the future, may vary materially from recorded reserves, and such variance may continue to adversely affect our operating results and financial condition. The full extent of the ongoing disruptions and claims behaviors in the markets in which we operate, and the extent to which legislative efforts aimed at mitigating these concerns will be successful, are unknown and still unfolding.
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
Because we rely on third-party distribution partners, including independent insurance agents, homebuilder-
affiliated agents and national insurance carriers who restrict the amount of business they write in Florida, the loss of these relationships and the business they control or our inability to attract distribution partners could have an adverse impact on our business.
Our business depends in part on the marketing efforts of third-party distribution partners, including independent insurance agents, homebuilder-affiliated agents and national insurance carriers who restrict the amount of business they write in Florida and our ability to offer products and services that meet the requirements of our third-party distribution partners and their customers’ requirements. We write insurance policies in the Voluntary Market through various channels, including through a network of independent agents, which represents our largest distribution channel, as measured by gross premiums written for the nine months ended September 30, 2025. Many of our competitors also distribute through these same partners as these agents have the ability to write or re-write business with other carriers. As a result, we must compete with other insurers for our partners’ business. Our competitors may offer a greater variety of insurance products, lower premiums for insurance coverage or higher commissions to their third-party distribution partners. If our products, pricing and commissions do not remain competitive, we may find it more difficult to attract business from our partners to sell our products. We cannot provide assurance that we will retain our current distribution relationships, or be able to establish new distribution relationships, with independent agents. We also rely on other third parties such as third-party claims adjusters as part of our claims management process and utilize third-party reinsurers to help cover losses. The inability to maintain these relationships with these third-party providers could have a material impact on our business and results of
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
Citizens acts as Florida’s state-owned insurer of last resort, and is one of the largest homeowners insurers in Florida as measured by premiums in-force. From time to time, Citizens will transfer certain of its existing policies to private companies in order to reduce the State of Florida’s risk exposure. We participated in four take-out opportunities in
2024 assuming 68,844 policies, and have assumed 25,895 policies during the nine months ended September 30,
2025. As of September 30, 2025, 22.4% of our policies in-force were assumed from Citizens representing 29.2% of our premiums in-force. Prior to 2024, we had not pursued a take-out opportunity since 2014 and therefore have less recent experience in executing on these opportunities than certain of our peers. Although each policy we pursue from Citizens is run through our standard underwriting procedures, the amount of data made available to us by
Citizens may be less or different from what is available to us in the Voluntary Market. The lack of availability of this information may pose a material risk to our underwriting profitability with respect to any take-outs we pursue.
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
We utilize a number of strategies to mitigate our risk exposure including:
•employing proper underwriting processes;
•carefully evaluating the terms and conditions of our policies;
•selective underwriting with respect to certain geographic areas we consider high-risk due to the potential of catastrophe events or litigation; and
•ceding insurance risk to reinsurance companies.
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
•the availability of sufficient reliable data;
•the uncertainties that inherently characterize estimates and assumptions;
•our selection and application of appropriate rating and pricing techniques;
•changes in legal standards, claim settlement practices, and restoration costs; and
•legislatively imposed consumer initiatives.
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
•the accuracy of our adjusters or third-party claims adjusters as they make their assessments and submit their estimates of damages;
•the training, background and experience of our claims representatives and third-party claims adjusters;
•the ability of our claims department and third-party claims adjusters to ensure consistent claims handling;
•the ability of our claims department to translate the information provided by third-party adjusters into acceptable claims resolutions; and
•the ability of our claims department and third-party adjusters to maintain and update their claims handling procedures and systems as they evolve over time based on claims and geographical trends in claims reporting.
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
The Florida residential insurance marketplace is currently dominated by single-state or regional insurance companies, with the larger national insurance carriers maintaining a smaller overall market share. Our lines of insurance are written by both these smaller insurers and the large national carriers, in addition to other markets such as Citizens, which are highly competitive. Many of these large national insurance companies have greater name recognition, established insurance agency networks and stronger financial resources to compete should they decide to recommit to Florida and begin writing new policies. Some of the regional or single-state carriers could merge to form a company larger than ours and be in a position to compete against us in a larger fashion by paying higher commissions or other tactics. New insurance companies are being formed in Florida and will bring more competition into the market. In addition, insurance agents are knowledgeable about insurance company strength, and some have a bias towards placing policyholders with better rated companies. We have a financial stability rating of
A, “Exceptional” from Demotech, an independent financial firm specializing in evaluating the financial stability of regional and specialty insurers, and whose rating is accepted by major mortgage companies. Large national carriers may have a rating from a more recognized rating firm named A.M. Best, which we do not have. We could receive a downgrade from Demotech, which could result in the loss of business and an adverse impact on our results and operations. Additionally, a credit rating downgrade could also result in a significant reduction in the number of policies that we may be able to sell to our policyholders who may be sensitive to fluctuations in such ratings.
In addition, industry developments could further increase competition in our industry. These developments could include:
•an influx of new capital in the marketplace as existing companies attempt to expand their businesses and new companies attempt to enter the insurance business as a result of better premium pricing and/or policy terms;
•an increase in programs in which state-sponsored entities provide property insurance in catastrophe-prone areas;
•changes in state regulatory climates; and
•the passage of federal proposals for an optional federal charter that would allow some competing insurers to operate under regulations different or less stringent than those applicable to us.
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
•our cash flow from operations may be insufficient to make required payments of principal of and interest on the debt, or we may fail to comply with covenants contained in our debt instruments;
•debt may increase our vulnerability to adverse economic, market and industry conditions with no assurance that our investment yields will increase to match our higher financing costs;
•we may be required to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing funds available for operations, future business opportunities, distributions to our stockholders or other purposes; and
•we may not be able to refinance maturing debts.
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
•Control Documentation – Management identified a material weakness in the Company’s overall control environment due to the aggregate effect of multiple deficiencies in internal controls, which affected the control activities component of the Company’s internal control framework, including with respect to controls that address claims payments in the Company’s policy administrative system, reconciliation of claim payments used by the Company’s actuaries to estimate reserves, reconciliation of premium receivable balances and reserve for credit losses, reconciliation of investments held by consolidated variable interest entities, and the reconciliation of ceding commission. The Company did not maintain sufficiently detailed and precise documentation in support of the design and operation of controls, which is pervasive throughout the Company’s internal control environment.
Effective internal controls are necessary to provide reliable financial reports and prevent fraud. Material weaknesses could limit the ability to prevent or detect a misstatement of accounts or disclosures that could result in a material misstatement of annual or interim financial statements.
The Company’s management continues to evaluate steps to remediate the material weaknesses. We continue  to make progress on our plan to remediate the material weaknesses identified. Remediation efforts include the following:
•hired additional experienced accounting, financial reporting and internal control personnel and changing roles and responsibilities of our personnel since we have recently transitioned to being a public company and are required to comply with Section 404 of the Sarbanes Oxley Act.
•conducting Company-wide internal control training to deepen our employees’ understanding of their role in relation to our overall control environment and establish clear expectations for control documentation.
•engaged external service providers to assist management as we enhance written policies and procedures to establish specific actions expected of control owners, such that sufficient documentation is maintained to demonstrate control activities are performed consistently throughout the organization and with an appropriate level of precision to meet objectives and mitigate risks to acceptable levels. The Company has implemented several new controls and enhancements to existing controls and control documentation during the third quarter of 2025 with additional enhancements to be implemented through the remainder of the year.
•reviewed and enhanced the design of controls to evaluate accounting policies and established processes and controls to review management’s estimate of credit losses due to the cancellation of insurance policies.
The Company is actively monitoring the implementation of the remediation plan and anticipates resolution by the end of fiscal year 2025.
We cannot assure you that these measures will remediate the material weaknesses described above. The implementation of these remediation measures is in the early stages and will require validation and testing of the design and operating effectiveness of our internal controls over a sustained period of financial reporting cycles and, as a result, the timing of when we will be able to remediate the material weaknesses is uncertain and we may not remediate these material weaknesses in the near term. If the steps we take do not remediate the material weaknesses in a timely manner, there could be a reasonable possibility that these control deficiencies or others may result in a material misstatement of our annual or interim financial statements that would not be prevented or detected on a timely basis. This, in turn, could jeopardize our ability to comply with our reporting obligations, limit our ability to access the capital markets and adversely impact our stock price.

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
AIIC is required to comply with statutory accounting principles, or SAP. SAP and various components of SAP are subject to constant review by the NAIC and its task forces and committees, as well as state insurance departments, in an effort to address emerging issues and otherwise improve financial reporting. Various proposals are pending before committees and task forces of the NAIC, some of which, if enacted and adopted on a state level, could have negative effects on insurance industry participants. The NAIC continuously examines existing laws and regulations.
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
•what rates we may charge;
•what our policy forms must cover or exclude;
•claims practices and business operations;
•how much reinsurance we must purchase;
•participation in guaranty funds;
•various financial tests including ratios of how much premium we may write in relation to our net worth;
•RBC measurements;
•restrictions on insurance company dividends;
•restrictive accounting requirements;
•regular financial and market conduct examinations;
•restrictions on investments;

•and many other requirements.
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
The effects of emerging claim and coverage issues in Florida and other states in which we operate on our business are uncertain.
Despite declining loss frequencies, the severity of losses in the property and casualty insurance industry and multi-
peril personal lines business has increased in recent years, often driven by financial and social inflation. Increased litigation in Florida regarding Assignment of Benefits (“AOB”) and roof claims is an example of these trends. For example, in recent years, Florida homeowners have been assigning the benefit of their insurance recovery to third parties, which has resulted in increases in the size and number of claims and the amount of litigation, interference in the adjustment of claims, the assertion of bad faith actions and one-way rights to claim attorneys’ fees. One-way fee shifting allows policyholders to recover attorneys’ fees from their insurer when the policyholder prevails in a coverage action. The Florida legislature enacted several reform bills in recent years with the intention to limit AOB and frivolous litigation. Recently, Florida has repealed its one-way fee shifting statute and altered bad faith actions such that mere negligence alone is insufficient to constitute bad faith, and imposed a good faith requirement on policyholders. While the frequency of non-catastrophe claims has recently decreased due in part to these reforms, the severity of such claims has continued to increase. However, there can be no assurance that this new legislation will reduce the future impact of AOB or litigated claims practices nor is there any assurance that future changes to these or other standards or statutes may occur. In addition, there can be no assurance that the Florida legislature will not reverse these reforms or that future legislation will not mitigate or eliminate the effects of these reforms altogether or impose new burdens on us.

As we continue to expand into new states, including South Carolina and Georgia, we are and will continue to be subject to legislation, statutes and standards in jurisdictions that may differ materially from those in Florida. Our expansion into new states could expose us to varying regulatory environments, which could have an adverse effect on our results of operations, financial results, or ability to continue our business in new states.
In addition, many legal actions and proceedings have been brought on behalf of classes of complainants, which can increase the size of judgments. The propensity of policyholders and third-party claimants to litigate and the willingness of courts to expand causes of loss and the size of awards may render the loss reserves of AIIC inadequate for current and future losses. In addition, as industry practices and social and other environmental conditions change, unexpected and unintended issues related to claims and coverage may emerge. These issues may adversely affect our business by either extending coverage beyond our underwriting intent or by increasing the number or size of claims. In some instances, these changes may not become apparent until sometime after we have issued insurance policies that are affected by the changes. As a result, the full extent of liability under our insurance policies may not be known at the time such policies are issued or renewed, and our financial position or results of operations may be adversely affected.
Mandatory assessments or competition for government entities may create short-term liabilities or affect our ability to underwrite more policies.
All states have guaranty funds that can assess us to pay the claims of insolvent insurers. Florida, where a substantial portion of our business resides, also has a FHCF, which can assess us if it needs funds to provide reinsurance-like coverage to us and all residential insurers, and additionally, we can also be assessed to pay for shortfalls at Citizens, which provides insurance to residential consumers unable to procure insurance from the private market. While we can recoup or pass through these assessments to our policyholders, in many cases we may not be able to recoup them within the same annual accounting period creating a short-term drain on our resources. In addition, Citizens is structured to be an insurer of last resort, but based on varying involvement by the Florida legislature, the Governor of Florida and others, at times can instead compete against us and offer lower rates, causing us to lose market share or not underwrite as many new policies as we desire.
We face financial exposure to unpredictable weather patterns and catastrophic storms and resulting regulation from the FLOIR.
We write insurance policies covering homeowners, renters, condominium owners, and mobile home policyholders that cover property losses including those caused by hurricanes and other catastrophes. We manage our risk through strict underwriting, spreading our risk across our service area, and through the purchase of reinsurance. A substantial portion of our business is located in Florida, which is particularly susceptible to hurricanes. The FLOIR requires that we manage risk through reinsurance by purchasing up to or exceeding a 1-in-130 year storm, including coverage for multiple hurricane events in one season. Notwithstanding these requirements and our efforts to plan for and manage risk, a particularly strong storm, or a series of multiple storms in one hurricane season could exceed our reinsurance protection and may have a material adverse impact on our results of operations and financial condition.
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
There is also risk that insurance holding company systems may become subject to group capital requirements at the holding company level. In December 2020, the NAIC adopted additional amendments to the Insurance Holding
Company System Regulatory Act and the Insurance Holding Company System Model Regulation to provide a framework intended to complement the current holding company analytics framework by providing additional information to the lead state regulator for use in assessing group risks and capital adequacy. The amendments to the
ORSA Model Act and Insurance Holding Company System Model Regulation adopt a group capital calculation and liquidity stress test. We cannot predict whether or when these amendments may be adopted by Florida or the impact, if any, that the new regulatory requirements may have on our business, financial condition or results of operation.
In addition, the NAIC promulgated a Model Audit Rule, which places additional compliance duties and costs on insurers that exceed $500 million in direct premiums written. This rule includes the establishment of additional internal controls, disclosing unremediated material weaknesses and analysis of any limitations of internal control. As the Company grows and exceeds these premium thresholds, additional costs and duties under these statutes and rules must be implemented, which can materially affect our results of operations.
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
Additionally, because AIIC often must obtain regulatory approval prior to changing rates, delays in the filing, review or implementation of rate changes can adversely affect our ability to attain rate adequacy. This is especially the case in hard markets such as the current Florida market, where many insurers are submitting filings for significant rate increases and thereby affecting the FLOIR’s workload and its ability to timely review filings.
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
The amount of statutory capital and surplus that AIIC has and the amount of statutory capital and surplus it must hold vary and are sensitive to a number of factors outside of our control, including market conditions and the regulatory environment and rules.
AIIC is subject to RBC standards and other minimum capital and surplus requirements imposed under applicable state laws. The RBC standards, based upon the Risk-Based Capital Model Act adopted by the NAIC, require us to report our results of RBC calculations to the FLOIR and the NAIC. These RBC standards provide for different levels of regulatory attention depending upon the ratio of an insurance company’s total adjusted capital, as calculated in accordance with NAIC guidelines, to its authorized control level RBC. Authorized control level RBC is determined using the NAIC’s RBC formula, which measures the minimum amount of capital that an insurance company needs to support its overall business operations.
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

In addition, AIIC is required to maintain certain minimum capital and surplus and to limit premiums written to specified multiples of capital and surplus. AIIC could exceed these ratios if its volume increases faster than anticipated or if its surplus declines due to catastrophe or non-catastrophe losses or excessive underwriting and operational expenses.
Any failure by AIIC to meet the applicable RBC or minimum statutory capital requirements imposed by the laws of
Florida (or other states where we currently or may eventually conduct business) could subject AIIC to further examination or corrective action imposed by state regulators, including limitations on our writing of additional business, state supervision or receivership, which could have a material adverse impact on our reputation and financial condition. Any such failure also could adversely affect our financial strength and stability ratings.
Any changes in existing RBC requirements, minimum statutory capital requirements, or applicable writings ratios may require us to increase our statutory capital levels, which we may be unable to do, or require us to reduce the amount of premiums we write, which could adversely affect our business and our operating results.
We incur increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies, which could adversely affect our operating results.
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
Fluctuations in interest rates could expose us to increased financial risk. Since September 2024, the U.S. Federal
Reserve has reduced the target range for the federal funds rate by an aggregate of 125 basis points. Declines in market interest rates can have an adverse effect on our investment income to the extent that we invest cash in new interest-bearing investments that yield less than our portfolio’s average rate of return or purchase longer-term or riskier assets in order to obtain adequate investment yields resulting in a duration gap when compared to the duration of liabilities. Conversely, increases in market interest rates also have in the past and can have an adverse effect on the value of our investment portfolio by decreasing the fair values of the available-for-sale debt securities that comprise a large portion of our investment. In addition, inflation, such as what we are seeing in the current economic environment, has adversely impacted our business and financial results and could in the future.
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
As a part of our cash management strategy, we maintain deposits in a United States financial institution in an amount intended to satisfy our immediate liquidity needs. Any amounts in excess of $100,000 are swept on a daily basis into a money market fund custodied outside of the financial institution and invested in short-term obligations issued or guaranteed by the United States government. Although balances we hold at the financial institution fluctuate daily based on a variety of factors, any exposure over the FDIC limit of $250,000 is limited to short intraday windows. However, in the event of a failure of the financial institution, there is a chance we may be unable to access such funds and may incur a loss to the extent such balance exceeds the FDIC insurance limit during the day prior to a sweep, which could have a negative impact on our liquidity and financial condition.
Risks Related to Our Common Stock
The trading price of our Common Stock could be volatile, which could cause the value of your investment to decline.
Our IPO occurred in May 2025. Therefore, there has only recently been a public market for our Common Stock.
Although we list our Common Stock on the NYSE, an active trading market for our Common Stock may not develop or be sustained. A public trading market having the desirable characteristics of depth, liquidity and orderliness depends upon the existence of willing buyers and sellers at any given time, such existence being dependent upon the individual decisions of buyers and sellers over which neither we nor any market maker has control. The failure of an active and liquid trading market to develop and continue would likely have a material adverse effect on the value of our Common Stock. An inactive market may also impair our ability to raise capital to continue to fund operations by issuing additional shares of our Common Stock or other equity or equity-linked securities and may impair our ability to make acquisitions using any such securities as consideration.The trading price of our Common Stock may fluctuate substantially in response to numerous factors, many of which are beyond our control. These fluctuations could cause you to lose all or part of your investment in our Common Stock. Factors that could cause fluctuations in the trading price of our Common Stock include the following:
•results of operations that vary from the expectations of securities analysts and investors;
•results of operations that vary from those of our competitors;
•changes in expectations as to our future financial performance, including financial estimates and investment recommendations by securities analysts and investors;
•changes in economic conditions for companies in our industry;
•changes in market valuations of, or earnings and other announcements by, companies in our industry;
•declines in the market prices of stocks generally, particularly those of insurance companies;
•strategic actions by us or our competitors;
•changes in general economic or market conditions or trends in our industry or the economy as a whole and, in particular, in the insurance environment;
•changes in business or regulatory conditions;
•future sales of our Common Stock or other securities;
•investor perceptions of the investment opportunity associated with our Common Stock relative to other investment alternatives;
•the public’s response to press releases or other public announcements by us or third parties, including our filings with the SEC;
•announcements relating to litigation or governmental investigations;
•guidance, if any, that we provide to the public, any changes in this guidance, or our failure to meet this guidance;
•the development and sustainability of an active trading market for our stock;
•changes in accounting principles; and
•other events or factors, including those resulting from system failures and disruptions, natural or man-made disasters, extreme weather events, war, acts of terrorism, an outbreak of highly infectious or contagious diseases or responses to these events.
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
•the last day of its fiscal year following the fifth anniversary of the date of its initial public offering of common equity securities;
•the last day of its fiscal year in which it has annual gross revenue of $1.235 billion or more;
•the date on which it has, during the previous three-year period, issued more than $1 billion in nonconvertible debt; and
•the date on which it is deemed to be a “large accelerated filer,” which will occur at such time as we (i) have an aggregate worldwide market value of common equity securities held by non-affiliates of $700 million or more as of the last business day of its most recently completed second fiscal quarter, (ii) have been required to file annual and quarterly reports under the Exchange Act, for a period of at least 12 months, and (iii)
have filed at least one annual report pursuant to the Exchange Act.
We are an emerging growth company and may remain an “emerging growth company” until as late as the fifth anniversary of our IPO. For so long as we are an “emerging growth company,” we will, among other things:
•not be required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley
Act;
•not be required to hold a nonbinding advisory shareholder vote on executive compensation pursuant to
Section 14A(a) of the Exchange Act;
•not be required to seek shareholder approval of any golden parachute payments not previously approved pursuant to Section 14A(b) of the Exchange Act;
•be exempt from the requirement of the Public Company Accounting Oversight Board regarding the communication of critical audit matters in the auditor’s report on the condensed consolidated financial statements; and
•be subject to reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.
In addition, Section 107 of the JOBS Act provides that an emerging growth company can use the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, for complying with new or revised accounting standards. This permits an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to avail ourselves of this extended transition period and, as a result, we will not be required to adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies.
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
•a classified Board of Directors (until the declassification of our Board of Directors is completed by the annual meeting of stockholders to be held in 2031 (the “Sunset Date”));
•the ability of our Board of Directors to issue one or more series of preferred stock without stockholder approval;
•our stockholders may not take action by consent without a meeting and may only take action at a meeting of stockholders;
•vacancies on our Board of Directors are able to be filled only by our Board of Directors and not by stockholders;
•advance notice procedures apply for shareholders to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders;
•shareholders are unable to call a special meeting of stockholders;
•no cumulative voting in the election of directors;
•until the full declassification of our Board of Directors by the Sunset Date, directors may be removed only for cause and only upon the affirmative vote of holders of at least a majority of the voting power of our outstanding shares of capital stock entitled to vote thereon; and
•that certain provisions of the Charter may be amended only by the affirmative vote of holder of at least 66
2/3% of the voting power of our then-outstanding capital stock entitled to vote thereon.
These anti-takeover provisions could make it more difficult for a third party to acquire us, even if the third party’s offer may be considered beneficial by many of our stockholders. As a result, our stockholders may be limited in their ability to obtain a premium for their shares.

In addition, we have opted out of Section 203 of the General Corporation Law of the State of Delaware, as amended
(the “DGCL”), but our Charter provides that engaging in any of a broad range of business combinations with any
“interested” shareholder (generally defined as any shareholder with 15% or more of our outstanding voting stock and any entity or person affiliated with or controlling or controlled by such shareholder) for a period of three years following the time on which the shareholder became an “interested” shareholder is prohibited (except with respect to
Sowell Investment Holdings Co., LLC and any of its respective affiliates and any of their respective direct or indirect transferees of our Common Stock).
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
There were no sales of unregistered securities during the quarter ended September 30, 2025 that were not previously reported on a Current Report on Form 8-K.
Use of Proceeds
On May 9, 2025, we completed our IPO, and all shares of Common Stock sold were registered pursuant to a registration statement on Form S-1 (File No. 333-286524), as amended, declared effective by the SEC on May 7,
2025. We received net proceeds of $82 million, after (i) deducting underwriting discounts and commissions totaling
$7.0 million as well as $4.2 million of other expenses related to the offering, (ii) using approximately $3.8 million of the proceeds from the offering to satisfy tax withholding and remittance obligations related to the net settlement of shares of restricted stock issued in connection with the IPO and (iii) using $3.0 million of the proceeds of the offering to terminate the management services agreement by and between James Sowell Company, L.P. and AIIG.
Pending their further use, the net proceeds from our IPO have been invested in investment grade instruments, and there have been no material change in the expected use of the net proceeds from our IPO as described in our prospectus dated May 7, 2025 filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on May 8, 2025.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
This item is not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Arrangements
During the quarter ended September 30, 2025, no director or officer (as defined in Rule 16a-1(f) of the Exchange
Act) of the Company adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408(a) of Regulation S-K).

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
*Filed herewith.
**The certifications attached as Exhibit 32.1 are not deemed “filed” with the SEC and are not to be incorporated by reference into any filing of American Integrity Insurance Group, Inc. under the Securities Act of 1933, as amended, or the Securities
Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.
+Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K.
American Integrity Insurance Group, Inc. agrees to furnish a copy of all omitted exhibits and schedules to the Securities and
Exchange Commission upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN INTEGRITY INSURANCE GROUP, INC.

Date: November 13, 2025	By:	/s/ Robert Ritchie
Robert Ritchie
Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2025	By:	/s/ Ben Lurie
Ben Lurie
Chief Financial Officer
(Principal Financial Officer)