Form 10-K
period 2025-12-31
American Integrity Insurance Group, Inc.
filed 2026-02-27
CIK 2007587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-K
______________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______
Commission file number 001-42634
______________________________________
American Integrity Insurance Group, Inc.
(Exact name of registrant as specified in its charter)
______________________________________

Delaware	33-2925846
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5426 Bay Center Drive, Suite 600 Tampa, Florida	33609
(Address of principal executive offices)	(Zip Code)
(813) 880-7000
(Registrant’s telephone number, including area code)
______________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	AII	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
______________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934
during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of
Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new
or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.            ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that
prepared or issued its audit report.            ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the
filing reflect the correction of an error to previously issued financial statements.            ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received
by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).            ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of February 26, 2026, there were 19,579,009 shares of common stock, par value of $0.001 per share, outstanding. As of June 30, 2025, the aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant was approximately $155.9 million (based on the closing price for shares of the registrant’s common stock as reported by the New York Stock Exchange on that date).
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Annual Report on Form 10-K is incorporated by reference from the Company’s Definitive Proxy Statement on
Schedule 14A relating to our 2026 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

i
American Integrity Insurance Group, Inc.
ii
EXPLANATORY NOTE
This Annual Report on Form 10-K covers a period that includes a portion of time prior to the completion of our initial public offering (the “IPO”) on May 9, 2025. In connection with the completion of the IPO, American Integrity Insurance
Group, Inc. (the “Company,” “American Integrity,” “we,” “our” or “us”) effected a corporate contribution in which the owners of the equity interests of American Integrity Insurance Group, LLC (“AIIG”) contributed all of their equity interests in AIIG to the Company in exchange for an aggregate of 12,904,495 shares of the Company’s common stock, par value
$0.001 per share (the “Common Stock”). Except as otherwise noted herein, our consolidated financial statements included in this Annual Report on Form 10-K are those of the Company and its consolidated operations.
iii
Special Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains “forward-looking statements” as defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the
“Exchange Act”). All statements other than statements of historical facts contained in this Annual Report on Form 10-K may be forward-looking statements. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements regarding: our outlook; our business strategy; writing new business and retaining existing policies; new insurance products; availability of reinsurance coverage; expectations on future growth; future Citizens
Property Insurance Corporation (“Citizens”) take-out opportunities; anticipated future operating results and operating expenses, cash flows, capital resources and liquidity; reserves for losses and loss adjustment expenses; geographic expansion; reduction of our quota share; competition; future regulatory, judicial and legislative changes; forecasts of future revenues and appropriately planning our expenses; and our plans regarding our capital expenditures and investment portfolios. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,”
“contemplates,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,”
“should,” “targets,” “will,” “would” or the negative of these terms or other similar expressions.
Forward-looking statements are neither historical facts nor assurances of future performance, and are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-
looking statements include, among others, the following:
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
•reliance upon third-party distribution partners, including independent insurance agents, homebuilder-affiliated agents and national insurance carriers;
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
iv
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
•mandatory assessments or competition for government entities may create short-term liabilities or affect our ability to underwrite more policies; and
•other risks identified in Part I, Item 1A “Risk Factors” in this Annual Report on Form 10-K.
New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this Annual Report on Form 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

Part I
Item 1. Business
Who We Are
We are a profitable and growing insurance group headquartered in Tampa, Florida. Through our insurance carrier subsidiary, American Integrity Insurance Company (“AIIC”), we provide personal residential property insurance for single-
family homeowners and condominium owners, as well as coverage for vacant dwellings and investment properties, predominantly in Florida. Florida represented 93.7% of our policies in-force as of December 31, 2025 and 96.5% of our in-
force premium as of December 31, 2025. We were the sixth largest writer of residential property insurance in Florida based on policies in-force (fifth excluding Citizens and national carriers) as of December 31, 2025 and wrote the seventh most residential policies in Florida (third excluding Citizens and national carriers) during the year ended December 31, 2025 according to data compiled by the Florida Office of Insurance Regulation (“FLOIR”), making us a leading specialty residential property insurer in the state.
We have been a stable, disciplined provider of residential insurance coverage in Florida for more than 20 years. Our management team founded our company in 2006 to capitalize on dislocation in the Florida residential property insurance market following the 2004 and 2005 hurricane seasons, in which a number of severe hurricanes resulted in record insured property losses and caused a number of national insurance companies to retreat from writing residential property insurance in the state. As of December 31, 2025, our policies in-force were 421,866, and for the year ended December 31, 2025, our gross premiums written were $944.6 million.
PIF Count (000s)
GPW ($MM)

10.4 % CAGR
14.0 % CAGR
Florida has a large and growing population with a growing residential property insurance market. According to the U.S.
Census Bureau, Florida was the third most populous state in the United States, with 23.4 million residents as of July 1,
2025, and recorded the second fastest population growth rate of all states in the United States from 2024 to 2025.
Population growth supports growth in the property insurance market, which creates opportunity for insurance carriers with specialized expertise to profitably underwrite property insurance in the Florida market. Florida is a complex property insurance market with a distinct regulatory environment and risk profile due to its geographic location, population centers concentrated along the coast, and elevated threat of property damage from catastrophic weather events including hurricanes, requiring a tailored approach to providing insurance coverage. We believe that consistently delivering underwriting profits in this market requires a high level of focus and specialization. This level of specialization requires localized knowledge, market-specific expertise, granular and analytical underwriting and claims management, extensive historical data, effective use of technology, and a deep understanding of Florida’s regulatory environment - all of which we believe we have developed over our 20-year history writing residential property insurance in Florida. We believe this expertise is transferable and repeatable in other Southeastern coastal states, including South Carolina, North Carolina and

Georgia. For example, in January 2026, we announced that we began offering our homeowners insurance product to North
Carolina residents, representing a strategic extension of our footprint beyond Florida, Georgia, and South Carolina.
Through active monitoring of local market conditions and prudent risk selection and capital allocation, we seek to be a stable and reliable insurance market for our policyholders and distribution partners, and to consistently deliver best-in-class profitability and value creation for our stockholders.
As of December 31, 2025, we had 421,866 policies in-force. For the year ended December 31, 2025 we produced gross premiums written of $944.6 million, net premiums written of $270.9 million, net income of $99.6 million, and adjusted net income of $105.2 million. At December 31, 2025, we had total shareholders’ equity of $337.0 million. For a reconciliation of adjusted net income to the most directly comparable GAAP measure, see “Management’s Discussion and Analysis of
Financial Condition and Results of Operations - Non-GAAP Financial Measures.”
Our history of profitability and prudent exposure management is matched by our commitment to innovation. We have built a technology-forward platform that we believe augments the expertise of our underwriting and claims teams, enhances our access to risk and claims data, accelerates and improves our underwriting and claims decision making, and improves our distribution partner and policyholder interface. Our use of advanced technology solutions covers the insurance process end-
to-end, from risk selection and underwriting to streamlined quoting, policy management and claims handling. Our technology and data capture are critical to our ability to monitor our underwriting results at a granular level, timely modify our underwriting criteria and pricing to respond to changing market conditions, and effectively navigate Florida’s historically volatile property insurance market cycles.
We believe the current Florida residential property insurance market presents substantial attractive opportunities for carriers with specialized underwriting and claims expertise, established distribution relationships, advanced technology, and entrepreneurial leadership. Despite historical market-related disruptions and challenges caused by increasing hurricane catastrophe activity and other severe weather events, a general tort environment related to property insurance that led to increased litigation, and reduced insurance capacity as a result of multiple large national insurance carrier exits, we believe the legislative reforms in Florida enacted in late 2022, in addition to Assignment of Benefit (“AOB”) reform, which began in 2019, are proving effective at combating historically rampant property insurance legal system abuse and claims fraud, paving the way for a more stable and resilient property insurance market and greater opportunities for us to profitably underwrite residential property insurance in Florida.
Our Business
We seek to leverage our experience, proprietary technology, underwriting expertise and robust claims management capabilities to provide a stable and reliable residential property insurance market for our distribution partners and policyholders and offer competitive residential property insurance coverages that are appropriately priced for the risk we are taking. All of our insurance policies are written on an admitted basis, meaning our rates and policy forms have been approved by the insurance department of each state in which we sell our policies and our policies are backed by state guaranty funds. Since our founding, we have sought to develop strong relationships with our regulators, which we believe help us better navigate and adapt to changing market conditions and maintain our targeted profitability levels.
We employ a vertically integrated operating model whereby we control or manage substantially all aspects of insurance underwriting, actuarial analysis, pricing, distribution, and claims processing and adjudication. While some Florida residential property insurance companies have built their business in large part by assuming policies written by state-owned insurers such as Citizens and rely on these assumptions to generate new business, we primarily distribute our products through the “Voluntary Market,” meaning we directly underwrite and sell residential property insurance coverage to single family homeowners and condominium owners. We offer our insurance coverages through multiple distribution channels in the Voluntary Market, including independent insurance agents, new construction home builder agents, and national insurance carriers that have restricted their writing of residential homeowners insurance policies in Florida and refer business to us.
In addition to our Voluntary Market business, we also selectively and opportunistically assume policies from Citizens when we believe there is an opportunity to assume policies that fit our underwriting and profitability criteria. From 2014 through
2023, we did not assume policies from Citizens. The Florida legislative reforms in 2022 removed one-way attorneys’ fees, tightened bad faith standards and eliminated excessive AOB, which have led to a decrease in the frequency of non-
catastrophe claims in the state. As the legislative reforms impacting the Florida residential property insurance market have taken hold and created what we believe to be a more favorable operating environment for insurance carriers writing in the state, coupled with Citizens raising its rates to be more comparable to the Voluntary Market and our pricing requirements,

we have recently capitalized on opportunities to selectively assume policies from Citizens that we believe to be attractive.
While we will continue to primarily be a Voluntary Market underwriter and we believe other carriers may choose to re-
enter or expand their business in Florida in light of potential attractive take-out opportunities and generally improving market conditions on the back of the legislative reforms in 2022, we believe selectively assuming policies from Citizens in the current market environment can be an attractive opportunity to augment our growth and profitability. However, while we expect there will be continued opportunities to assume policies from Citizens in the future, we expect that the number of policies we assume will decrease in the future, as the number of policies available with Citizens that fit our profitability criteria has decreased and continues to decrease. As of December 31, 2025, 77.5% of our in-force policies were from the
Voluntary Market and 22.5% were assumed from Citizens.
We utilize proprietary technology, our deep knowledge of the Florida residential property insurance market, our specialized underwriting expertise and a sophisticated risk management strategy to differentiate ourselves in the market, profitably underwrite attractive property insurance risks and prudently grow our business. We have thoughtfully constructed our portfolio of insurance policies with (i) geographically diverse property exposures within Florida to manage our exposure to catastrophic hurricane and severe weather events impacting particular locations and (ii) risks for which we believe the pricing and terms adequately reflect the catastrophe and attritional non-catastrophe loss potential and present us with the opportunity to earn an attractive underwriting profit. As of December 31, 2025, the geographic distribution of our policies in-force, net in-force premium and total insured values in Florida were as follows:
Writings by Florida County

	As of December 31, 2025
($ in millions)	PIF(1)	% of Total FL PIF(1)	Net In-Force Premium	% of Total FL Net In-Force Premium		TIV(2)	% of FL TIV
County
Polk	27,335	7%	47,538	5%	%	$13,975	7%
Lee	25,996	7%	67,600	7%	%	14,608	7%
Orange	25,977	7%	57,361	6%	%	14,422	7%
Duval	22,845	6%	36,933	4%	%	11,936	6%
Hillsborough	21,134	5%	49,781	5%	%	12,917	6%
Osceola	20,201	5%	41,866	5%	%	10,539	5%
Pasco	20,104	5%	39,846	4%	%	12,937	6%
Palm Beach	19,093	5%	73,301	8%	%	8,289	4%
Marion	17,007	4%	23,660	3%	%	8,574	4%
Brevard	14,655	4%	36,223	4%	%	7,685	4%
Volusia	13,478	3%	28,119	3%	%	7,249	3%
Others	167,309	42%	446,395	46%	%	91,651	41%
Total	395,134	100%	915,516	100%		$214,782	100%
(1)Consists solely of policies in-force in Florida.
(2)Total Insured Value (TIV) amounts are presented in millions of U.S. dollars.
Our business is supported by a comprehensive exposure and risk management framework - the cornerstone of which is our robust reinsurance program - that we believe increases the consistency and predictability of our earnings and protects our capital against hurricane and other severe weather-related events. We purchase excess of loss, quota share, per risk and facultative reinsurance from highly rated third-party reinsurers. We have strong relationships with third-party reinsurers, which we believe are a result of our industry experience and reputation for selective and disciplined underwriting. We have historically purchased reinsurance in-line with, and occasionally in excess of, what regulators and rating agencies require and in amounts that we believe are conservative in an effort to minimize the volatility of our earnings and protect our capital.
We closely manage all aspects of our claims adjustment process and strive to adjudicate and settle all non-catastrophe claims with our in-house claims professionals. In the case of catastrophic events, we supplement our internal claims handling resources by contracting with six large national claims adjusting firms to assist our adjusters with the increased volume of claims and ensure timely responses to our policyholders.

We believe our history of profitability operating in the complex, nuanced and historically volatile Florida property insurance market, as illustrated by our GAAP net income since 2008 as set forth below, is the result of our specialized risk selection, pricing strategies and claims management capabilities:

Net Income
($ in millions)
$14.1
$7.0
$0.3
$7.2
$5.5
$25.8
$36.3
$31.4
$26.2
$15.0
$(1.3)
$8.9
$(4.8)
$7.1
$18.8
$37.8
$39.7
$99.6
2008
2009
2010
2011
2012
2013
2014
2015
2016
2017
2018
2019
2020
2021
2022
2023
2024
2025

Our Competitive Strengths
We believe that our competitive strengths include:
Florida residential property insurance market expertise
Since our founding in 2006, we have principally focused on serving the Florida residential property insurance market.
Florida represented 93.7% of our policies in-force as of December 31, 2025 and 96.5% of our in-force premium as of
December 31, 2025. Throughout our 20-year history, we have maintained a consistent market presence with independent agents and policyholders in Florida, prudently adjusting our underwriting criteria (whether that be based on sub-
geographies, home age, or types of home construction, among other factors) and pricing to consistently generate attractive underwriting margins and profits across multiple property and casualty insurance (“P&C”) cycles and Florida property insurance cycles. We were the sixth largest writer of residential property insurance in Florida based on policies in-force
(fifth excluding Citizens and national carriers) as of December 31, 2025 and wrote the seventh most residential policies in
Florida (third excluding Citizens and national carriers) during the year ended December 31, 2025 according to data compiled by the FLOIR, making us a leading specialty residential property insurer in the state. We believe we have developed a deep understanding of the risks inherent with underwriting residential property insurance in Florida, cultivated strong relationships with distribution partners, reinsurance partners and regulators, and accumulated robust, proprietary underwriting, claims and loss data over our 20-year history to inform our risk selection and pricing.
As market conditions evolve, we use our market knowledge and experience to adjust our underwriting appetite to increase exposure to risks and market opportunities we believe are most attractive within the Florida market and reduce exposure where we believe competition is irrational or where we are not receiving appropriate premium for the risk we are assuming.
We believe our established, multi-channel distribution relationships in the Florida market are a differentiator in a market where a number of our peers principally, or in some cases almost exclusively, have relied on assuming policies from
Citizens to generate new business as opposed to writing business in the Voluntary Market. We believe our distribution relationships position us to maintain and increase our market share as the residential property market in Florida continues to grow and as the improved regulatory and litigation environment provides attractive new market opportunities. We also believe our expertise from operating in Florida is transferable to other Southeastern coastal states.

Disciplined, analytical and tech-enabled underwriting
We believe our underwriting processes and systems support a dynamic underwriting model and exposure management framework that have allowed us to produce attractive financial results in the complex Florida residential property insurance market, as evidenced by our long-term track record of profitability and increasing shareholders’ equity through retained earnings.
We utilize proprietary historical and third-party data to underwrite risks to the rate, terms and conditions that we believe are appropriate. Our granular, risk-level data down to the census block (the smallest geographic unit used by the U.S. Census
Bureau for tabulation of 100-percent data) allow for fast, accurate rate determinations and real-time quoting, including catastrophe loss estimates, to quote individual premium rates on high value homes. In addition to this granularity, our systems and processes support rapid regulatory approval and internal rate implementation during our quarterly rate adequacy assessments, enabling us to adjust pricing to protect margins. This has been particularly important in recent years in the face of inflation, the litigation crisis in the Florida property insurance market, and increasing property reinsurance costs.
We believe our investment in technology sets us apart from our competitors and positions us to identify emerging loss trends and to quickly and effectively adapt to changing market conditions. As an example, through enhancements to our data warehouse, we captured and were able to analyze data that identified a “roof crisis” in Central Florida in 2018, in which “roofing scams” significantly increased as contractors sought to file fraudulent damage claims in order to receive insurance payouts. We responded quickly to limit our writings and non-renew policies we believed to be at an elevated risk of loss. By shrinking our business in Central Florida from approximately 60,000 policies in-force at December 31, 2019 to approximately 35,000 at December 31, 2022, we were able to minimize the negative impact of these losses.
Our proprietary technology platform integrates policy issuance, document management, ratemaking, underwriting, billing and data collection into a single system. The system is configurable by our internal technology team, which allows for rapid modifications, and seamlessly integrates APIs from third-party data sources, including BuildFax, LexisNexis, Verisk,
Cape Analytics, etc. We believe that our technology footprint, data fidelity and data capture and analysis capabilities are critical to our ability to consistently generate attractive risk-adjusted underwriting margins in the market we serve.
Fully integrated in-house claims management to rapidly identify and respond to emerging trends
We have a robust in-house claims management function that is responsible for all aspects of our claims adjudication process. All non-catastrophe claims in Florida are handled entirely by our in-house claims team. We believe handling claims in-house allows us to better coordinate between claims and underwriting departments, collect more granular claims data, quickly respond to claims, deliver a consistent agent and insured experience, better control loss and loss adjustment expenses (“LAE”), and implement claims strategies and pursue rate, form, and underwriting actions we believe to be appropriate. We believe our data-driven approach to claims has allowed us to profitably navigate historical loss trends unique to the Florida market, such as losses related to sinkholes, AOBs, roof claims and cast-iron pipe claims. In the case of claims outside of Florida or a catastrophic event in Florida, we supplement internal claims resources by contracting with six large national claims adjusting firms to assist our adjusters with the increased volume of claims to ensure timely responses to our policyholders and to manage claim costs.
When we contract with claims adjusting firms, our in-house claims department oversees and manages the work performed by these firms to ensure claims are being handled to our standards. We believe that our people, systems and organizational structure around our claims management have been a key contributor to our underwriting performance.
Deep relationships with independent insurance agents, national insurance carriers and homebuilder-affiliated insurance agents
We employ a multi-channel distribution strategy in the Voluntary Market to distribute our insurance policies through various channels, including independent insurance agents, national insurance carriers, and homebuilder-affiliated insurance agents. Independent insurance agents represent our largest distribution channel, as measured by gross premiums written production for the year ended December 31, 2025. We have methodically developed our independent agent distribution partnerships in an effort to align the interests of our distribution partners with our desire to write profitable business. We appoint only those independent insurance agents that we believe can consistently produce targeted volumes of quality business for us, and we seek to maintain excellent relationships with this group of agents by being a consistent market for
Florida homeowners risks that meet our underwriting appetite, presenting clear underwriting criteria and pricing, paying competitive commissions, ensuring rapid speed to quote, offering consistently high-quality service and expertise, and maintaining financial stability. We carefully allocate capacity to our independent agents to ensure they benefit from our franchise value and do not experience a cannibalizing level of competition from other independent agents with an
American Integrity appointment. In return, we expect our agents to work with us to develop business plans and incentive programs that align with our underwriting goals. This relationship has allowed us to be a reliable, consistent partner to our agents over time and aligns their incentives with our business objectives. Independent agents have the ability to write business with other insurance carriers, and we compete for their services with other carriers based on a variety of factors, including quality of service, responsiveness to policy submissions and claims, tenure and reputation in the market and financial strength, as well as the products, pricing and commissions that we offer. We believe the strength of our independent insurance agent relationships are a differentiating factor in the Florida market, where we believe a number of carriers have relied - in some cases exclusively - on assuming policies from Citizens as their primary source of new business and have made limited investment in independent agent distribution or other distribution channels. We believe our distribution relationships position us for more predictable policy and premium growth, stronger policy retention rates, and superior underwriting results across P&C insurance and Florida property market cycles.
We have developed partnerships with national insurance carriers who restrict their writing of residential homeowners policies in Florida, including Allstate, American Family, Farmers, Liberty Mutual, The Hartford (AARP), Progressive and
USAA, to offer residential property insurance to their customers who are also seeking Florida residential property insurance coverage. We recently added partnerships with affiliates of Horace Mann Educators Corporation and South
Carolina Farm Bureau Insurance. We handle all underwriting, pricing and claims management of these policies, and all policies are offered on our policy forms and are solely adjudicated by us. We believe these relationships provide attractive new business growth opportunities incremental to our writings through the independent agency channel. The national carriers benefit from our partnership due to their enhanced ability to service their existing policyholders in need of homeowners insurance in Florida, creating strong and strategic alignment.
We also have developed strong relationships with retail insurance agents affiliated with homebuilders to increase our access to the new home construction market, which has seen substantial growth in Florida in recent years. These new homes are required to comply with the latest building codes and standards, allowing us to generally offer more competitive risk-adjusted rates while maintaining our targeted profitability in our book of business. We have completed technology integrations with new construction builder agencies in order to better integrate into their business and serve their needs. We believe this distribution channel will continue to grow as a result of continued strong population growth within Florida, a lack of available existing home supply, and the resulting increase in new home building. Many of our homebuilder partnerships operate in additional Southeastern coastal states, and we look to leverage these relationships as we selectively expand our geographic footprint.
Sophisticated risk transfer program with high-quality third-party reinsurers
We purchase third-party reinsurance to help manage our exposure to catastrophic weather events. Our relationships with our reinsurers, all of whom have a financial strength rating of “A-” or better by A.M. Best or for which we hold collateral equal to 100% of the reinsurance limit or recoverable, have been developed over time as a result of our extensive experience and reputation for selective underwriting in the Florida market. Our financial strength, underwriting results and the long-term relationships between our organization and our reinsurance partners have resulted in consistent reinsurance capacity across P&C insurance and Florida property insurance cycles. We regularly assess and adjust our reinsurance structure as we see necessary to optimize the effectiveness of our reinsurance program. We currently utilize quota share, facultative, property per-risk and excess of loss reinsurance to provide significant levels of balance sheet and earnings protection, and to support the size of our in-force premium and insured exposure relative to our capital base.
Strong balance sheet and capital position
Since our inception, we supported the capital needs of our business and grew our shareholders’ equity to $206.7 million at our IPO on May 7, 2025 through consistent profitability and the accumulation of retained earnings. During that period, we achieved this growth without raising outside equity capital beyond our initial capitalization of an aggregate of $10.3 million in 2006 and 2007, while also paying $75 million in aggregate profit distributions to our equity owners.
As of December 31, 2025, we have grown shareholders’ equity to $337.0 million with a debt to equity ratio on our balance sheet of less than 1%. Debt to equity ratio is calculated as total long-term debt divided by shareholders’ equity.

We have conservative investment portfolios managed by Goldman Sachs Asset Management, LP that are focused on highly-rated, short-duration investment grade fixed income securities, a strong reinsurance program and conservatively booked reserves.
Our strong capitalization is a critical component to our relationships with our policyholders, distribution partners, and reinsurance partners who value our financial strength and the stability of our balance sheet. We endeavor to maintain and continue to enhance our strong capital position through the accumulation of retained earnings, our utilization of third-party reinsurance, and our conservative investment strategy and reserving strategy.
Experienced, entrepreneurial and financially aligned management team with a track record of success in the Florida homeowners insurance market
We have a deep and experienced management team with expertise spanning underwriting, claims, technology and insurance operations that we believe has been integral to our past performance and will help drive our long-term success.
Our management team has remained largely consistent since our founding in 2006, with an average of more than 10 years with the Company, and has deep expertise in the Florida property insurance market. Our team is led by industry veteran
Robert Ritchie, who has served as Chief Executive Officer since our founding in 2006, along with our Chairman, David
Clark. Jon Ritchie, our President, has been with us since 2009, and Ben Lurie, our Chief Financial Officer, has served in a variety of different roles, including Director, Vice President and Secretary, with us since 2017. Many of our employees and members of our senior management team have worked together to build our Company from a start-up to one of the largest personal residential insurance writers in Florida. Our management team members have a significant equity ownership interest in our business, aligning their financial interests with stockholders. As of December 31, 2025, management owned
15.8% of the Company’s Common Stock.
Our Strategies
We believe that we will be able to continue to successfully leverage our strengths to execute the following business strategies:
Capitalize on historic recent regulatory reform in Florida by profitably growing new business
We believe we are well-positioned to take advantage of favorable trends in our existing primary market of Florida to grow the amount of new premiums we write and generate additional revenue. We believe the significant regulatory reform bills passed in December 2022 by the Florida legislature are significantly improving the property insurance underwriting environment in the state, allowing us to pursue additional new business opportunities that in the past did not meet our underwriting and profitability criteria. We have started - and expect to continue - to judiciously broaden our risk appetite as a result of these reforms, including underwriting older properties and middle-aged homes where we believe the pricing and terms adequately reflect the risk we are assuming and broadening our presence in certain counties where we have significantly limited our writings in the past due to the historical litigation environment. For example, we recently began writing policies in the Tri-County region of Florida (Miami-Dade, Broward and Palm Beach counties), which accounts for
28% of Florida’s population according to the U.S. Census Bureau and therefore provides a substantial opportunity to grow our business in Florida. We expect to achieve our growth primarily with our existing distribution partners with whom we have built strong relationships to access business that we believe is desirable and profitable. We expect to continue to deepen our penetration of the Florida market by leveraging and growing these strong distribution relationships and employing sophisticated technology to select and underwrite risks that meet our underwriting and profitability criteria. We will continue to be thoughtful and opportunistic in our pursuit of market opportunities and growth in Florida, without compromising on our commitment to, and unwavering focus on, profitability.
Consistently deliver profitability across P&C market cycles
We are a disciplined, underwriting-driven company with an unwavering focus on profitability. Despite many years of costly catastrophe events and periods of elevated attritional losses for the P&C industry as a whole, and particularly the
Florida property insurance market where we principally operate, we have produced a positive return on equity in every year since our inception except two: 2018 and 2020. We have always sought to effectively manage the P&C insurance cycle and
Florida property cycle since our inception to consistently deliver best-in-class underwriting results and profitability. We utilize the data we collect and analyze from our operations, combined with our view of the current P&C market and residential property insurance cycle dynamics, to adjust rates, forms, and various other underwriting criteria to optimize our new business writings.

We believe we identified and addressed Florida-wide residential insurance litigation trends earlier than many of our competitors, which has contributed to multiple years of strong underwriting outperformance compared to the broader
Florida residential property insurance industry. While the industry experienced over $6.9 billion in underwriting losses between 2017 and 2024, and nearly a dozen insurance companies focusing on the Florida residential property market failed during that time period, we were profitable in every year except two, generated cumulative net income of $121.2 million, and maintained a strong, stable balance sheet with no decreases in statutory surplus. We believe these results are a testament to our disciplined approach and primary focus on stability and profitability, with a secondary focus on growth.
Retain more of the profitable premium we underwrite
In addition to our comprehensive catastrophe reinsurance program, we have historically purchased quota share reinsurance covering all business we write. Under our current Non-Catastrophe Quota Share Reinsurance (“NCQSR”) arrangements, which we re-negotiated for the start of 2026, we cede 25% of our gross premiums written, net of premium ceded under our catastrophe excess of loss reinsurance agreements but prior to other reinsurance agreements. We reduced this percentage from 40% in the 2025 fiscal year to 25% for the 2026 fiscal year through the re-negotiation of our NCQSR arrangements at no additional cost to the Company, and this reduction allows us to retain more of the premiums we currently write on a net basis. Our NCQSR arrangements were established to allow us to increase our gross premiums written at a time when we believed other forms of capital were less attractive. Over time, the benefit we received from the quota share has diminished as reinsurance costs have increased industry-wide, non-catastrophe weather losses we have incurred have declined, magnifying the lost net investment income on premium we cede under the quota share. Any decision to retain more premium would be based on various factors including P&C market conditions, our capital position, the cost of reinsurance and interest rates, among others. Under our current quota share reinsurance agreement, we are able to reduce the amount of business we cede, or eliminate the quota share entirely, at no cost. We believe retaining additional premium we already underwrite can be an attractive and profitable use of capital given our extensive existing knowledge of this business and its historical underwriting performance.
Continue to purchase conservative third-party catastrophe reinsurance coverage
We intend to continue to purchase an appropriate level of catastrophe reinsurance as we seek to reduce the volatility of our earnings and protect our balance sheet from the impact of potential weather-related catastrophe events. Our current catastrophe reinsurance program is indicative of the type of conservative catastrophe protection that we believe to be appropriate. Using multiple FLOIR-approved models and as a result of management’s internal practices and the requirements of rating agencies, we have historically sought to buy to a 1-in-130 year probable maximum loss (“PML”)
level, meaning we buy the amount of reinsurance necessary to protect us in the event of the occurrence of a storm of a severity expected to occur only once in a 130-year period.
Over our 20-year history, we have developed strong relationships with reinsurers rated “A-” or better by A.M. Best. We have been rewarded by our reinsurers for our disciplined underwriting and consistent profitability with consistent capacity, including in reinsurance markets in which it has been challenging for many of our peers to obtain adequate reinsurance coverage. We view our reinsurers as long-term partners and seek to maintain positive relations with them to ensure we have adequate reinsurance capacity in future years. Historically, we have prioritized the consistency and sustainability of our earnings over the long term above maximizing earnings in any particular year when constructing our reinsurance program, and we intend to maintain this strategy going forward.
Continue to invest in and leverage data and technology that we believe enhance our decision making, increase our profitability, and strengthen our competitive advantages
Our integrated technology infrastructure and data capture capabilities allow us to efficiently manage various processes across our platform, improve real-time visibility into market trends, lower costs, and realize operating leverage as we scale.
Our platform is purpose-built to cohesively integrate each of our technology solutions with one another, creating a proprietary full-stack insurance platform that allows us to balance and integrate the complete insurance process from underwriting and quoting through claims management and adjudication.
We intend to continue to develop our technology platform and capture additional data that we believe will allow us to continue to identify, price, and write the risks that meet our underwriting and risk management criteria. This entails utilizing real-time proprietary and third-party data integrations in both the ratemaking and front-end underwriting process to make efficient, data-driven underwriting and management decisions. We believe our advanced technology is a differentiator in the markets where we operate and positions us well for profitable growth.

Deepen distribution relationships to increase Voluntary Market writings
We intend to continue to execute on our multi-channel distribution strategy partnering with independent insurance agents, national insurance carriers and homebuilder-affiliated insurance agents. We have built our business and technology with the critical importance of our distribution partners in mind, and we believe that creating strong alignment with our distribution partners drives better growth, profitability, and a stronger operating model.
As an insurer committed to the independent agency distribution model, we seek to offer meaningful insurance capacity within the confines of our underwriting guidelines to a select group of agents. In each market we serve, we seek to align ourselves with selected agents that provide us a meaningful portion of their overall business.
This allows us to manage these distribution relationships based on key corporate priorities and performance indicators, including volume of new business writings, loss ratio, and policy retention. We believe that working with our agency partners to achieve these goals is critical to our growth and continued underwriting success. At the same time, we recognize that it is important to have a balanced source of distribution. We expect to continue to selectively expand our distribution relationships to new independent agents, national insurance carriers and homebuilder-affiliated agents.
We believe our strong distribution relationships in the Voluntary Market have provided us access to superior risks and enable us to produce more sustainable growth across P&C insurance market cycles.
Selectively assume policies from Citizens
Citizens is one of the largest homeowners insurers in the state of Florida as measured by premium in-force and acts as the state-owned insurer of last resort. It is incentivized by the state to transfer policies from its books to the private market in order to reduce systemic risk to the insurance market. See “Business - Citizens Depopulations” for more information. Over the 10 years leading up to 2024, we did not believe that there were opportunities to assume policies from Citizens, also referred to as “depopulations” or “take-outs,” that met our underwriting and profitability criteria. The last take-out we pursued prior to 2024 was in 2014. We believe the combination of Citizens raising its rates, an improved level of underwriting data disclosed by Citizens on its in-force portfolio, and the legislative reforms passed in 2022 and 2023 have significantly changed the Citizens depopulation economics based on our experience and understanding of the Florida market, and created opportunities for us to assume policies that fit our underwriting and profitability criteria. We are selective when we pursue policy assumptions from Citizens, and each policy we consider assuming from Citizens is run through our rigorous underwriting and profitability criteria, including assessing the county and location of the underlying risk, to determine its attractiveness, a process which is similar to our underwriting in the Voluntary Market. While we measure the attractiveness of “take-out” opportunities based on our long-term profitability expectations of the policies we assume, take-outs can generate significant near-term earnings because (i) the cost of policy acquisition is lower than in the
Voluntary Market, as we do not pay upfront agent commissions on policies assumed from Citizens, as compared to writing business in the Voluntary Market where we also have to pay commissions (generally 12%) to our distribution partners upfront, and (ii) we are not required to purchase reinsurance on the policies we assume until our reinsurance program renews on the subsequent June 1st. Generally, we are able to price take-out policies above the price we would offer in the
Voluntary Market. Because the policies we assume from Citizens go through our underwriting processes, we expect them to have a similar risk-return profile to the policies that we write in the Voluntary Market. We participated in four take-out opportunities in 2024, assuming 68,844 policies and assumed an additional 33,867 policies during the year ended
December 31, 2025, that fit our underwriting and profitability criteria, and we believe provide an attractive opportunity in light of recent legislative reforms. As of December 31, 2025, 22.5% of our policies in-force were assumed from Citizens representing 30.9% of our premiums in-force. We will continue to selectively pursue Citizens take-out opportunities if we feel there is an opportunity to assume policies that align with our underwriting and profit criteria based on the profile of the underlying risk. While we expect there will be continued opportunities to assume policies from Citizens in the future, we expect that the number of policies we assume will decrease as the number of policies available with Citizens that fit our profitability criteria has decreased and continues to decrease.
Our History
AIIG was founded in 2006 as an insurance holding company by our Chief Executive Officer, Robert Ritchie, in partnership with our Chairman, David Clark, to capitalize on the Florida homeowners insurance market dislocation following the 2004 and 2005 hurricane seasons.

Sowell & Co. capitalized us with an aggregate of $10.3 million in equity investments in 2006 and 2007, which remains the only equity investment that has been made into the business prior to the IPO in May 2025. Sowell & Co. is a family office founded in 1972 by James E. Sowell to pursue real estate, oil and gas, and private equity investments. The firm invests the capital of its principals and does not have a drawdown fund structure with a finite life, enabling it to have a longer-term investment horizon and aligning its interests with those of management. On May 7, 2025, immediately prior to our IPO, our members’ equity had increased to $206.7 million. Our growth in members’ equity was generated entirely through retained earnings, representing a compound annual growth rate of approximately 16.8% over 19 years. Additionally, since our formation in 2006 through our IPO in May 2025, we paid our members $75 million of aggregate profit distributions, excluding distributions related to flow-through tax liabilities. The compound annual growth rate of our members’ equity inclusive of cumulative profit distributions was 20.2% over the same 19-year period. As of December 31, 2025, we have grown shareholders’ equity to $337.0 million while maintaining a debt to equity ratio on our balance sheet of less than 1%.
($ in millions)
= Book Value
= Cumulative Profit Distributions(2)
CAGR: 20.2%
(1)Pre-IPO
(2)Excludes tax distributions made to members
In March 2007, we commenced operations and were approved to assume up to 165,000 policies from Citizens, of which we assumed a select portion based on a number of criteria including historical performance and our expectations for future profitability, geographic spread of risk and prospects for retention. This initial “depopulation” allowed us to gain scale in the Florida market immediately and in a cost-efficient manner while also providing us time to establish relationships with distribution partners to write in the Voluntary Market. We have participated in additional depopulations from Citizens in each of 2007-2010, 2012-2014, and 2024-2025.
In 2008, we began writing business in the Voluntary Market and have since principally focused our efforts in expanding our volume of policies written through the Voluntary Market. As of December 31, 2025, 77.5% of our policies in-force were originated by us in the Voluntary Market representing 69.1% of our premiums in-force.
Since our founding in 2006, we have grown profitably to become a leading provider of residential property insurance in the state of Florida. Throughout our history, we have introduced new products or expanded into additional products relevant to our market in response to policyholder demand and based on our existing underwriting expertise, which have strengthened our market presence and relationships with our distribution partners. As an example, in 2010, we began offering insurance for vacant properties in the wake of the global financial crisis, and we were the first admitted carrier in Florida to do so. In
2014, we began to underwrite high-value homeowners and condominium owner’s policies in Florida. In 2018, we began to underwrite coverage for small watercraft in Florida. In October 2025, we launched our commercial residential property program. We assumed 149 commercial wind policies in November 2025 and began writing voluntary commercial policies in December 2025. Our commercial residential property program is designed to deliver comprehensive and reliable protection for Florida’s condominium associations, townhome associations and residential homeowners associations. We may introduce new products and/or expand into additional products in the future.

Corporate Structure
As a holding company, we wholly own six subsidiaries, which include AIIG, AIIC, which is our admitted insurance company, and four subsidiaries that provide various services exclusively to AIIC. We established each of these subsidiaries in conjunction with our formation in 2006. While our statutory capital and all insurance policies reside at AIIC, our core operations relating to risk selection, underwriting, claims, brokerage and reinsurance are performed by our other subsidiaries. This structure provides enhanced profit opportunities and capital flexibility for our holding company, which we believe benefit our stockholders.
Our subsidiaries include the following:
American Integrity Insurance Group, LLC (AIIG) operates as a holding company for our other subsidiaries and was formed in Texas in 2006.
American Integrity Insurance Company (AIIC) is a corporation that operates as a Florida-domiciled admitted insurance company with licenses to write business in Florida, Georgia, North Carolina and South Carolina. AIIC is regulated by the
FLOIR. While most of our core operations are performed by our other subsidiaries, our accounting employees are employed by AIIC.
American Integrity MGA, LLC (AIMGA) operates as a Texas domiciled managing general agency to produce, underwrite, negotiate, bind and administer policies on an exclusive basis for AIIC. Most of our employees, including our sales, underwriting, product development and marketing employees, are employed by AIMGA.
American Integrity Claims Services, LLC (AICS) manages all non-catastrophe claims for AIIC and, on an as needed basis, contracts with third-party claims services providers to manage and oversee catastrophe claims. Our claims employees are employed by AICS.
Pinnacle Analytics, LLC (Pinnacle) is responsible for performing ongoing reinsurance related analytical and modeling work for the benefit of AIIC. Using proprietary tools and technology, Pinnacle monitors, updates and assesses data and information that is available to us in connection with recent events (e.g., storms and other related weather events, regulatory changes and impacts, etc.) to analyze their potential impact on AIIC’s results of operations, including its various reinsurance programs.
Pinnacle Insurance Consultants, LLC (PIC) acts as the agent of record of policies that are assumed from Citizens and are not already affiliated with an independent insurance agent.
Seasonality
Our business is seasonal as hurricanes and other named storms typically occur in the geographies where we operate between June 1st and November 30th of each year. This may result in significant variability in our losses and LAE depending on the number, location and strength of hurricanes and other named storms during these months as compared to other months. In addition, because our catastrophe reinsurance program renews on June 1st each year, the ceded premiums written recorded in the second quarter are typically substantially higher than any other quarter during a fiscal year. In some instances, this will cause our reported net premiums written to be negative (or substantially lower than other quarters) in the second quarter of each year.
Products
We offer a broad set of homeowners and related P&C products that we believe provide us attractive premium growth and profit opportunities. Our diversified product set provides coverage for homeowners, condominium owners, manufactured homeowners, landlords and investors principally in Florida, but also in Georgia, North Carolina and South Carolina, and we insure perils including wind and hail events, water damage, fire and liability.
Our primary product is homeowners insurance where we focus on owner-occupied single family homes, high value homes and condominium units that fit our target underwriting profitability hurdles. Our dwelling policies insure rental, seasonal, investment and other non-owner-occupied properties. We are one of the select few carriers in Florida that offers a specific policy for vacant homes, a policy which we developed in 2010. We also offer coverage for manufactured homes with a focus on newer model homes that are in gated communities.

The following charts represent our product mix as of December 31, 2025:
MH = Manufactured Home. DP = Dwelling Property. HO = Homeowners. RCAP = Commercial Residential.
Other = Watercraft, Golf Cart and Other(1).
(1)  “Other” includes Umbrella policies, which are no longer written and represent legacy Umbrella policies underwritten by AIIC
We issue these products on 11 distinct policy forms, which are as detailed as follows:

Product	Product Description		Coverage
Homeowners (“HO”)	HO-3	•Covers homes, other structures on property, personal belongings, and additional living expenses •Offers liability and medical payment protection	•Coverage A $150,000 up to $6,000,000 •Coverage B 1% up to 70% of Coverage A •Coverage C 25% up to 70% of Coverage A •Liability $100,000 up to $500,000
	HO-4	•Renters policy that protects finances and belongings against unfortunate events like theft or fire	•Coverage C $10,000 up to $250,000 •Liability $100,000 up to $300,000
	HO-5	•Covers homes, other structures on property, personal belongings, and additional living expenses •Offers liability and medical payment protection	• Coverage A $200,000 up to $6,000,000 • Coverage B 10% up to 20% of Coverage A • Coverage C 40% up to 70% of Coverage A • Liability $100,000 up to $500,000
	HO-6	•Condo/co-op policy that covers permanently attached structures within the unit, personal property, loss of use, personal liability and medical payments	•Coverage A $25,000 up to $3,000,000 •Coverage B 1% up to 70% of Coverage A •Coverage C $0 up to 70% of Coverage A •Liability $100,000 up to $500,000
Manufactured Home (“MH”)	MH
•Adult park, family park, subdivision, or private property
•Policy designed for homes that are built in a factory then transported
•Provides protection against damage to the insured home or its contents and general liability from injuries or damages that occur on the property
•Coverage A $75,000 up to $750,000 •Coverage B $0 up to 10% of Coverage A •Coverage C 50% up to 100% •Liability $50,000 up to $500,000
Commercial Residential	RCAP	•Condominium Associations •Townhome/Homeowner Associations	•Capacity up to $12M per building • All construction types considered (Frame, JM, MNC, Fire-Resistive) • 25 years or newer for all classes
Dwelling Property (“DP”)	DP-1	•Most basic coverage offered •Best suited for those who are looking for the minimum coverage on their property •Policy is available for tenant-occupied homes	•Coverage A $100,000 up to $3,000,000 •Coverage B 10% up to 70% of Coverage A •Coverage C $0 up to 70% of Coverage A •Liability $100,000 up to $300,000
	DP-1 Vacant	•12-month policy for unoccupied homes	•Coverage A $100,000 up to $1,500,000 •Coverage B 10% up to 70% of Coverage A •Coverage C $0 up to $10,000 •Liability $100,000 up to $300,000
	DP-3	•Greatest protection for rental (non-owner occupied) or owner-occupied homes •Offers greater protection than basic fire and wind (DPI)	•Coverage A $150,000 up to $3,000,000 •Coverage B 1% up to 70% of Coverage A •Coverage C $0 up to 70% of Coverage A •Liability $100,000 up to $500,000
Specialty	Watercraft	•Designed for sailboats, bass boats, pontoons, cruisers, personal watercraft (such as wave runners and jet skis), etc.	•Hull Value $1,000 up to $300,000 •Trailer Value $1,000 up to $10,000 •Personal Effects $1,000 up to $10,000 •Liability $50,000/$100,000 or $100,000 CSL up to $500,000/$500,000 or $500,000 CSL
	Golf Cart	•Standalone insurance policy for golf carts
•Up to and including $25,000 value
•Bodily Injury Liability $10,000/$20,000 up to $250,000/$500,000 or CSL of
$300,000 or $500,000
•Property Damage Liability $10,000 up to $250,000
•Uninsured Golf Cart Bodily Injury Liability $10,000/$20,000 up to $500,000/
$500,000

In addition, we provide a variety of endorsements and supplemental products that provide policyholders with value-added coverage enhancements. We offer optional endorsements on our HO-3 and HO-6 policies that provide higher levels of standard coverage and optional coverages such as personal injury, animal liability, identity recovery and golf cart physical damage and liability. We also offer access to flood insurance through a partnership with Wright National Flood Insurance
Company as well as Tokio Marine Highland in connection with our flood endorsement coverage, and home systems and equipment breakdown protection through a strategic alliance with Hartford Steam Boiler. We receive a fee for marketing these supplemental products and do not assume underwriting risk.

Our product team assesses our product offering on a quarterly basis to continuously monitor our products’ positioning and the value proposition of our product portfolio. As an admitted carrier, in the markets where we currently operate, all rate filings are made public, enabling our product team to closely track competitive trends by our peers across geographies on a monthly basis. We use this information, in conjunction with actuarial analysis, to adjust our pricing strategy and identify classes of business we believe are attractive and which we may want to enter. By using sophisticated data capture and business intelligence, we can implement ratemaking decisions based on various underwriting, behavioral and loyalty considerations to respond quickly to competitive trends and profitable market opportunities.
On an ongoing basis, we evaluate the development of new products that may provide attractive growth opportunities and meet our target underwriting profitability hurdles. We seek to introduce new products that complement our existing product offering, seamlessly integrate into our existing operations and enable our distribution partners to better serve their clients.
For example, we launched our commercial residential property product focused on condominium associations, townhome associations and residential homeowners associations. We began writing commercial residential business in Florida in
October 2025, and we are leveraging our previous condominium expertise and distribution relationships in order to expand into this complementary and underserved market.
Marketing and Distributions
Our multi-channel approach to marketing and distribution is a cornerstone of our success. By strategically investing in preferred distribution relationships and leveraging our expertise in Florida’s niche homeowners insurance market, we have built a differentiated business model that drives growth and profitability.
We distribute our products primarily through the Voluntary Market, which includes partnerships with independent agents, national and regional insurance companies, homebuilder-affiliated agents, and direct-to-consumer channels.
Additionally, we selectively assume policies from Citizens that fit our underwriting and profitability criteria. Our diversified distribution strategy mitigates risks, reduces reliance on any single channel, and enables us to reach more potential policyholders. Of our $948.6 million total premium in-force as of December 31, 2025, $655.6 million in-force premium comes from the Voluntary Market representing approximately 69.1% of our total premium in-force.
Channels of Distribution
Independent Agents
Independent agents represent our largest source of new policy origination. These agents are carefully selected based on criteria such as geographic focus, expertise, and alignment with our underwriting priorities. Our internal sales force uses a data-driven approach to incentivize agents to align their business goals with ours by setting performance targets related to loss ratio, retention, volume and other key underwriting metrics. We have approximately 1,300 independent agent partners through which we source business. These agents have been carefully chosen and capacity is selectively offered by geography, among other criteria, to ensure we do not saturate any particular geographic market with our capacity. Overall, policies produced by independent agents represented $479.4 million of in-force premium, or approximately 50.5% of our total in-force premiums as of December 31, 2025. Our largest agency relationship represented approximately 7.3% of our of in-force premiums. Our growth strategy includes focusing on growing high-potential strategic accounts in Florida, which represented nearly $205.0 million of in-force premiums as of December 31, 2025.
Homebuilder Affiliated Agents
We have partnered with insurance agencies affiliated with national homebuilders such as D.R. Horton, Homefirst, KB
Home, Lennar, Toll Brothers and Pulte. These partnerships allow us to capture a growing market for new-construction homes, which are particularly attractive due to their higher safety standards and technologically advanced risk-mitigation features, such as smart home systems. Our builder-affiliated agencies represented $87.5 million of in-force premium, or approximately 9.2% of total in-force premiums as of December 31, 2025, which has grown by 705.9% since 2021. We offer quotes to purchasers of single-family homes within days of purchase contracts, which creates a competitive advantage. Additionally, we aim to leverage our homebuilder agent relationships to support our growth in South Carolina,
North Carolina and Georgia.

Insurance Companies
We have developed partnerships with national and regional personal lines carriers in the United States, especially those carriers that limit the amount of homeowners insurance they write in Florida due to elevated risk of losses from hurricanes and A.M. Best’s negative treatment of catastrophe exposure. We have developed strategic relationships with insurers such as Allstate, American Family, Farmers, Liberty Mutual, The Hartford (AARP), Progressive and USAA and regional carriers such as Horace Mann Educators Corporation and South Carolina Farm Bureau Insurance. These partnerships allow insurers to provide homeowners coverage for their policyholders in Florida on our paper while cross-selling private passenger auto and other insurance on their paper. Policies generated through insurance company partnerships accounted for approximately $52.0 million of in-force premiums, representing approximately 5.5% of total in-force premiums as of
December 31, 2025, which has increased by 191.6% since 2021. As we grow, we aim to maintain mutually beneficial relationships with a focus on long-term profitability; utilize in-house systems, products, and underwriting guidelines to ensure seamless integration with these partners’ agencies; and enter into new company alliances.
National Agencies
This distribution channel represents agencies that operate at a national level, and include mortgage-related agencies, national brokers and InsurTech agencies, such as Goosehead Insurance, Rate Insurance, Matic and Blend Insurance. Many
of these national agents focus on building relationships with mortgage companies and brokers to produce a point-of-sale book of business. Premiums generated through national agencies represented $36.7 million of in-force premiums as of
December 31, 2025, representing approximately 3.9% of total in-force premiums as of December 31, 2025. This channel has grown by 231.2% since 2021 and has helped support our growth into other Southeastern coastal states. We aim to invest in partnerships with tech-enabled agencies to lower customer acquisition costs and streamline policy issuance at the point of sale. The table below shows the diversification of our distribution for the periods indicated with our business that we write in the Voluntary Market.
Since 2023, we have seen average in-force premiums decline moderately due to lower average rates per insurance policy as a result of improving litigation trends and regulatory reform. In addition, the new states we are expanding into, including
South Carolina, North Carolina and Georgia, tend to have lower average rates than Florida. However, through our continued expansion into the Tri-County region of Florida and into insuring middle-aged homes, we plan to capitalize on higher average premiums.

In-Force Premium Channel	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
Independent Agents	$390,573,066	$466,624,032	$531,020,714	$518,948,729	$479,434,483
Homebuilder Affiliated Agents	$10,856,880	$16,159,555	$34,770,868	$62,979,829	$87,497,281
Insurance Companies	$17,843,369	$31,350,203	$41,544,546	$45,232,533	$52,023,553
National Agencies	$11,073,500	$20,670,858	$30,118,604	$34,172,754	$36,670,698
Total Voluntary In-Force Premium	$430,346,815	$534,804,648	$637,454,732	$661,333,845	$655,626,015
Citizens	$30,955,106	$31,402,552	$34,536,100	$213,923,356	$292,996,930
Total In-Force Premium	$461,301,921	$566,207,200	$671,990,832	$875,257,201	$948,622,945
Non-Independent Agents	$39,773,749	$68,180,616	$106,434,018	$142,385,116	$176,191,532
% of Total Voluntary In-Force Premium	9%	13%	17%	22%	27%
Independent Agents	$390,573,066	$466,624,032	$531,020,714	$518,948,729	$479,434,483
% of Total Voluntary In-Force Premium	91%	87%	83%	78%	73%
Total Voluntary In-Force Premium	$430,346,815	$534,804,648	$637,454,732	$661,333,845	$655,626,015
Citizens Depopulations
We opportunistically review and, from time to time, may assume policies from Citizens through the depopulation process, although this is not a primary focus of our policy acquisition efforts. We view pursuing depopulations as an opportunistic strategy to grow our business so long as the policies we assume fit within our underwriting and profitability criteria. Most recently, we pursued depopulations throughout 2025, as we determined that the policies we could assume through these depopulations were attractive from a geographic, structural, underwriting and profitability perspective. Some of these policies assumed in 2025 were assumed after the end of hurricane season, and we view these policies to have had minimal near-term catastrophe risk, and some of these assumptions occurred after our reinsurance renewal date of June 1st, and those policies are covered by our existing reinsurance program at no incremental cost, thereby providing an attractive near-
term profitability opportunity in addition to a longer-term opportunity to profitably grow and compound book value and earnings. Overall, policies assumed from Citizens represented $293.0 million of in-force premiums as of December 31,
2025, representing 22.5% of our policies in-force and 30.9% of our premiums in-force as of December 31, 2025. As the pricing gap between our policies and Citizens policies continues to narrow in part due to the new regulatory reform passed at the end of 2022, we expect there to be additional opportunities to assume policies from Citizens. However, we expect that the number of policies that we will assume in the future will decrease as the number of policies available with Citizens that fit our profitability criteria decreases.
Underwriting
A disciplined underwriting focus, made possible by proprietary data and bespoke technology systems, is central to our continued success. We continually optimize our rates, forms and point-of-sale underwriting guidelines based on real-time market conditions. We rely on data derived from our technology, our internal processes and our experienced management team to identify trends and modify these underwriting elements accordingly.
Policy Rates
We believe we have a differentiated capability to determine rates at a more localized and granular level than many of our competitors. Our technology system enables us to set rates at the census block level, which we believe provides for highly accurate rate setting and risk selection. We couple this with other attributes tracked in our technology system, including structure characteristics, to enhance our underwriting capabilities. We collaborate with our technology team to implement new rates quickly in response to changing market conditions. Our sophisticated technology system, premier reputation in the market and longstanding relationships with preferred agencies result in our ability to charge rates above the average in our market to ensure long-term profitability. We make pricing decisions that align to acceptable levels of rate adequacy from a regulatory perspective and work effectively with regulators to get necessary filing approvals.
Policy Forms
Although we offer policies under an admitted form, we retain the ability to modify forms with the approval of the FLOIR.
We maintain good relations with the FLOIR and believe our track record of making timely, innovative form changes has been a material contributor to our success. Selected examples include:
Roof Wear and Tear. After the Sebo v. American Home Assurance Company ruling in December 2016 determined that claims alleging concurrent losses due to covered and excluded perils could be covered if the policy language did not include language disallowing such claims, we gained approval for a “roof wear and tear” clause that returned our policy contract to a pre-Sebo standard by specifying that damage from a non-insured cause would not be covered.
Cast Iron Pipes. In 2019, our claims department noticed a significant increase in the number of claims related to cast iron pipes, which are particularly susceptible to corrosion in Florida due to the state’s high temperatures and humidity. While low in frequency, these claims have the potential to be significant in severity. Our underwriting team promptly received approval from the FLOIR to modify our policy contract to eliminate this uncovered exposure.
Roof Actual Cash Value. The historic reforms passed by the Florida legislature in December 2022 did not include a return from a “replacement cost” to “actual cash value” standard, exposing us to the possibility of additional Sebo-type claims by requiring us to cover replacement costs regardless of wear and tear occurring over time. Our underwriting team was able to gain approval for a substantive policy form change which includes language to address this issue.
Binding Arbitration. In early 2022, the FLOIR approved our offering of a policy endorsement that offers policyholders a discount of up to 20% in exchange for agreeing to a binding arbitration claims dispute resolution process outside of the court system. The Florida legislature later codified this into law in Senate Bill 2A in December 2022, and it has prevailed in numerous court challenges. We view this favorably as it benefits our customers with discounts, and settling disputes outside of a court room with a jury partially insulates us from the uncertainty of potentially disproportionate verdicts whereby courts award plaintiffs with compensation well in excess of amounts insurers are contractually obligated to pay customers. Since we first enacted this endorsement, approximately 34.3% of our policyholders have signed up for it as of
December 31, 2025.

Underwriting Guidelines and Filters
Our distribution partners utilize our technology system to quote and bind policies. Our policy administration system incorporates proprietary rating algorithms, underwriting criteria and filters, and third-party data sources to approve only those risks that meet the rigorous underwriting standards of the Company. These standards also manage concentration risk such as the number of residences we insure within the same county, census block, city, and zip code.
Our underwriting department consisted of 23 underwriters and 39 client services and billing specialists as of December 31,
2025. Underwriters are assigned to territories in order to specialize and better recognize geographical trends. Our underwriting team uses rules-based algorithms to make an underwriting decision on a majority of policies, with only a limited percentage of policies requiring a decision by an underwriter.
Our policy administration system generates automated quotes, which our underwriters have the authority to manually modify if our distribution partner believes there to be an error in the quote.
Our underwriting team and field sales professionals work closely together, reviewing the portfolios of our independent agent partners and communicating with these agents about any mix of business changes that are needed for achieving profitable growth. We work on agency optimization plans in those cases that involve targeting non-renewals and adjustments to new business mix. Occasionally, we will terminate an agency relationship based on performance standards.
Additionally, our underwriters, working in conjunction with our actuarial and product teams, constantly evaluate our in-
force renewal portfolio to ensure these risks continue to meet our current underwriting standards from a rate, guideline and reinsurance perspective. We utilize multiple technology tools to analyze our book of business. Our proprietary data warehouse feeds data into these platforms, which enables us to enhance our underwriting, predict the frequency and severity of catastrophe events, and streamline our claims adjudication. We will target system wide non-renewals of unprofitable business when needed.
Catastrophe Modeling
We incorporate sophisticated catastrophe modeling into our underwriting process and coordinate with our risk management and actuarial departments to ensure our book of business is properly diversified. We are fully self-sufficient from a catastrophe risk analysis perspective and perform these functions in house. Our risk management department regularly analyzes our in-force portfolio to ensure the spread of risk is optimal and aligns with our current strategy. This team leverages the software licensed including Touchstone from AIR (Verisk), Risk Modeler from RMS (Moody’s), RiskInsight from Karen Clark & Company, and Opterrix for weather data along with policy concentration analysis. We also carefully monitor catastrophe events in real time utilizing live event technology functionality, which aids in predicting both frequency and severity of catastrophe events to assist with claim adjudication and proper notification to our reinsurance partners.
Claims Management
Our claims department consisted of 62 employees as of December 31, 2025, who handle all non-catastrophe claims and a portion of catastrophe claims. The claims department is fully integrated with our actuarial, underwriting and product teams to ensure effective communication of any meaningful loss trends.
Our technology automatically assigns incoming claims to adjusters based upon skillset of the adjuster and characteristics of the claim. This allows for the adjudication process to begin sooner and reduces the need to reassign claims in the future.
Settlement authority increases with seniority within the department, and our policy administration platform automatically adjusts ownership of the claim as reserves thresholds are surpassed. This allows for streamlined service for the policyholder while retaining control and oversight of the loss facts as severity increases.
Further, our technology allows for automation of letter creation to decrease the potential for human error when drafting claim correspondence with policyholders. The system allows for the automated input of key claim characteristics, applicable dates, and most importantly, underlying policy language and terms.
For large-scale loss events, such as hurricanes, we utilize third-party adjusting partners who are carefully selected through an annual request-for-proposal, or RFP, process. Despite using third-party adjusting partners, these catastrophe claims are still closely managed by the claims department to ensure consistency and accuracy of our claims handling.

Our litigation department consisted of an additional 29 employees, including eight licensed attorneys, as of December 31,
2025, which has decreased substantially since 2024 as the recent legislative reforms have reduced our frequency of non-
catastrophe claims. These employees and attorneys handle all litigated claims either internally or in conjunction with third-
party panel counsel partners. We seek to reduce our litigation expenses by settling claims for the amount that we believe we owe. This department also manages all liability claims regardless of litigation status. We are able to manage most claims in-house and only utilize assistance, at times, from third-party administrators following larger catastrophe storms.
We believe by maintaining in-house litigation and claims management teams, we can achieve synergies that would be unavailable if these functions were outsourced to third parties.
Subrogation is a component of our total net reserves for losses and LAE. There has been an increase in our efforts to pursue subrogation against third parties responsible for property damage losses to our policyholders. We have engaged a third party to pursue additional subrogation recoveries since 2018 and are seeking to improve subrogation recoveries in the future.
Technology
As a data-driven underwriting company, we rely heavily on our robust technology system. We believe that our technology system differentiates us in the market from our competitors by allowing us to rapidly develop and program rates at a granular level down to the census block, seamlessly integrate application programming interfaces from third-party data providers to enable real-time, front-line underwriting, and produce actionable business intelligence for us to identify emerging trends.
Our policy and claims administration system is Guidewire InsuranceNow, which integrates all of our business units so that our producers, underwriters, claims adjusters and management can view the business through a consistent lens.
InsuranceNow is an event-driven platform, with a new quote or first notice of loss initiating our underwriting or claims adjudication processes. We operate under a perpetual license to the service, which we believe is attractive because it is structured so that our internal IT resources can customize our instance of InsuranceNow and integrate several third-party data sources into the platform. This optimizes and enhances the system to our unique specifications.
The ease-of-use of InsuranceNow gives us a competitive advantage with our distribution partners when they choose which carriers to submit business. Our ability to build custom interfaces with our distribution partners, third-party data providers and other stakeholders enhances the rating and underwriting functions of the platform. Lastly, our system’s ability to produce reliable and clean data allows for the usage of our proprietary data warehouse to drive our data-driven decision making.
Reinsurance and Risk Transfer
We strategically purchase reinsurance from third parties, which we believe enhances our business by protecting our capital from the impact of severe events (including large single event losses and catastrophes), which reduces volatility in our earnings. When an insurance company purchases reinsurance, it transfers or “cedes” all or a portion of its exposure on policies it underwrites to another insurer (the “reinsurer”) in exchange for a premium. Ceding of insurance to the reinsurer, however, does not legally discharge the insurance company from its primary liability of its policies. We remain liable for the entire insured loss if the reinsurer fails to meet its obligations to us under the reinsurance agreement.
For the June 1, 2025 to May 31, 2026 catastrophe reinsurance year, our net retention is $35 million for a single event
(inclusive of $25 million retained via our segregated cell captive reinsurer), whether a named storm or a severe convective storm, representing 10.4% of our shareholders’ equity at December 31, 2025. “Net retention” refers to our expected losses retained in connection with our reinsurance program. We own a segregated cell captive reinsurer as an offshore segregated cell, and funded it with an original deposit of capital from our holding company in 2023 in the amount of approximately
$1.6 million. For 2025, the segregated cell was funded with approximately $7.5 million of profits from the prior year and approximately $41.3 million of ceded premiums from our insurance company. We believe the formation of the segregated cell captive reinsurer was a capital efficient way to offset the rising cost of reinsurance for lower layer coverages, and we believe our use of traditional reinsurance and the captive offers an optimal balance of risk, reward and cost.
Our reinsurance contracts are predominantly one year in length and renew annually throughout the year, primarily in
January and June. At each annual renewal, we consider several factors that influence any changes to our reinsurance purchases, including any plans to change the underlying insurance coverage we offer, updated loss activity, the level of our capital and surplus, changes in our risk appetite and the cost and availability of reinsurance.

We purchase catastrophe excess of loss (“XOL”), quota share reinsurance, per-risk excess of loss reinsurance and facultative excess of loss reinsurance coverage in order to limit our exposure from losses. Our catastrophe XOL reinsurance provides coverage for catastrophe events, subject to specified exclusions, in excess of a specified amount. This coverage in particular significantly limits our net retained losses in a catastrophe event, provides coverage for multiple catastrophe events and gives us substantial aggregate coverage for a given year. Our quota share reinsurance provides coverage for a specified percentage of our retained liability of non-catastrophe losses. Our property per risk excess of loss and facultative excess of loss reinsurance provide coverage for individual property losses in excess of a retained amount on a single loss occurrence, which we use selectively to supplement limits or to cover risks or perils excluded from other reinsurance contracts such as fire. Our reinsurance program serves to reduce underwriting volatility and increase our overall underwriting capacity. We believe our mix of reinsurance coverage optimizes for efficiency, cost, our risk appetite and the specific factors of the underlying risks we underwrite.
Catastrophe XOL Reinsurance Coverage
We purchase catastrophe XOL reinsurance coverage to mitigate an aggregation of property losses due to a single event or series of events. We believe our current reinsurance program provides expansive coverage, and we believe it provides more coverage compared to the reinsurance coverage purchased by many of our competitors. Despite the current “hard market”
in reinsurance of driving higher reinsurance costs, increased primary retentions, more exclusions and reduced capacity, we have managed to retain “multi-peril coverage” which we believe is, in large part, due to our market position and tenure, underwriting track record and reputation for selective underwriting and strong reinsurer relationships. “Multi-peril coverage,” in contrast with named storm coverage that specifically protects against losses caused by named storms only
(such as hurricanes or tropical storms), provides us more comprehensive protection against a broad range of risks or perils including, but not limited to, named storms, severe convective storms, earthquake, riots, freezes and firestorms.
To inform our purchase of catastrophe reinsurance, our risk management team uses third-party stochastic models to analyze the risk of aggregation of losses from catastrophe events. These models provide a quantitative view of our PML, which is an estimate of the level of loss we would expect to experience once in a given number of years, referred to as the return period. Based upon our modeling, it would take an event beyond our 1-in-130 year PML of $1.9 billion, based on the AIR model, to exhaust our approximately $1.9 billion property catastrophe reinsurance coverage, as of June 1, 2025.
The AIR model calculates our losses under multiple scenarios, taking into account potential increases in costs due to the effects of inflation and increased development density (calculated as if the event had occurred on the date the analysis was run), prior to the impact of any take-outs through Citizens, including if certain historical catastrophes were to reoccur. The
AIR model is updated on an annual basis. Under our current reinsurance program, because the modeled PML for each of these historical events is less than approximately $1.9 billion, should an event equivalent to any of these historical events reoccur our hypothetical net loss per event would be capped at our current net retention of $35 million as of June 1, 2025
(which includes the amount retained via our segregated cell captive) as demonstrated in the following table, which reflects our gross losses before reinsurance and inclusive of a 20% LAE load, which we believe to be a conservative estimate of our actual LAE on a large event:

Historical Event	Modeled PML(1)
($ in millions)
2017 Irma C4	$565.0
2004 Charley C4	523.5
2004 Jeanne C3	338.5
2005 Wilma C3	220.8
2018 Michael C5	200.3
2004 Ivan C3	163.1
1992 Andrew C5	138.1
1995 Opal C3	106.1
2005 Dennis C3	62.0
(1)“Modeled PML” represents loss figures generated by the AIR model for historical events for exposure from our policies in-force as of December 31, 2025 for the ended December 31, 2025.
We believe our current reinsurance program provides coverage well in excess of our theoretical losses from any recorded historical event or season.

Catastrophe XOL Reinsurance Treaty
Our current catastrophe XOL reinsurance program, for the June 1, 2025 to May 31, 2026 catastrophe reinsurance year, has six layers of coverage. For the first catastrophe event in a season, our reinsurance program would provide total coverage up to approximately $1.9 billion after our total net retention of up to $35 million (inclusive of an initial net retention of $10 million and an additional $25 million retained via our segregated cell captive), and for the second catastrophe event, we would have coverage up to $1.5 billion after our initial retention of $35 million (inclusive of an initial net retention of $10 million and an additional $25 million retained via a reinstatement from our segregated cell captive). We partner with over
40 traditional reinsurers for this coverage. For the third and subsequent catastrophe events, our reinsurance program would provide coverage up to $85 million, after our initial retention of $10 million (our segregated cell captive does not retain any liability for a third or fourth catastrophe event). To mitigate potential volatility in reinsurance market conditions, we have prepaid reinstatement premiums or purchased reinstatement premium coverage for all layers that include reinstatement provisions. Reinstatements, where included, provide coverage in the event more than one catastrophe event occurs within one year.
We purchase XOL reinsurance coverage at a June 1st renewal date. At each reinsurance treaty renewal, we consider several factors that influence any changes to our reinsurance purchases, including any plans to change the underlying insurance coverage we offer, updated loss activity, the level of our capital and surplus, changes in our risk appetite and the cost and availability of reinsurance.
We have two reinsurance contracts that include a no claims bonus feature, whereby we can accrue to our benefit the amount of 20% of the original deposit premium in the event we have no or minimal losses to that layer. The maximum benefit we would receive under this contract is $4.0 million, as of June 1, 2025, which would be reflected as lower ceded premiums on our income statement.
We additionally have reinsurance from the Florida Hurricane Catastrophe Fund (“FHCF”) and a named storm inuring layer which inure to all six layers of our coverage. Our FHCF coverage is mandated by the state of Florida and includes an estimated maximum provisional limit of 90% of $485.4 million, or $436.9 million, in excess of our retention and private reinsurance of $272.7 million. A panel of private reinsurers cover the remaining 10% of the $485.4 million loss and LAE.
The limit and retention of the FHCF coverage will be subject to upward or downward adjustment based on, among other things, submitted exposures to FHCF by all participants. Our private reinsurance would generally adjust to fill in gaps in the FHCF coverage, if any. Our named storm inuring layer, which was initially mandated by the state of Florida in our
2022-2023 treaty year reinsurance program and then carried over to the 2023 and 2024 programs on a named storm only basis, has been removed. For the 2025-2026 treaty year, the previous named storm inuring layer has been converted back to an all-perils coverage within the traditional reinsurance market and is assumed within our layer three coverage of $143.2 million in excess of $210 million of losses and LAE, providing 20% LAE coverage.
To supplement our reinsurance program, we have placed collateralized catastrophe bonds in the private markets to protect against named storm events across all states in which we write insurance products, on an indemnity and cascading per-
occurrence basis. Our bonds include investments from prominent catastrophe bond investors which we view as a testament to our strong underwriting results throughout our history. In February 2025, we successfully placed a multi-tranche $565 million catastrophe bond, the eighth bond issuance we have sponsored since 2017, having varying maturity dates of June
2027 and June 2028. In March 2024, we successfully placed a multi-tranche $305 million catastrophe bond, the seventh bond issuance we have sponsored since 2017, expiring at the end of May 2026.

Our catastrophe XOL reinsurance is illustrated below:

J
First Event
$1,968M
Integrity Re 2025 CL A-1
Integrity Re 2025 CL A-2
$1,937M
H
I
$1,668M
Integrity Re 2025 CL B-1
Integrity Re 2025 CL B-2
$1,401M
Integrity Re 2025-1 CL C
$1,378M
G
$1,093M
Integrity Re 2024-1 CL C
F
Integrity Re 2024-1 CL B
$1,093M
E
$982M
$954M
Integrity Re 2025-1 CL D
D
Integrity Re 2024-1 CL D
$790M
$758M
Florida Hurricane Catastrophe Fund
C
$272M
$210M
$90M
B
$35M
$10M
American Integrity Retention
A
K
Second Event
$1,500M
$1,531M
Integrity Re 2025 CL A-1
Integrity Re 2025 CL A-2
$1,231M
Integrity Re 2025 CL B-1
Integrity Re 2025 CL B-2
$963M
$941M
Integrity Re 2025-1 CL C
$646M
$656M
Integrity Re 2024-1 CL C
Integrity Re 2024-1 CL B
$546M
$517M
Integrity Re 2025-1 CL D
Integrity Re 2024-1 CL D
$353M
$210M
$90M
$35M
$10M
American Integrity Retention

A **B** Total First and Second event retention of $35M, with $10M of exposure for the insurance entity and $25M of exposure for our captive (3rd event retention of $16M and 4th event retention of $10M)

C Coverage by state of Florida, participation in FHCF is mandatory for all FL residential property insurers

D Class D CAT bond placed in 2025, expiring end of May 2027

E Multi-tranche CAT bond (class B and D) placed in 2024 expiring end of May 2026

F Class C CAT bond placed in 2024 expiring end of May 2026

G Class C CAT bond placed in 2025, expiring end of May 2027

H Multi-tranche CAT bond placed in 2025 expiring end of May 2027

I Multi-tranche CAT bond placed in 2025 expiring end of May 2028

J First event tower, including retentions, equal to 1 in 130 yr. return period

K Second Event assumes a First Event loss of $790M net of Florida Hurricane Catastrophe Fund and Named Storm Inuring layers

In addition to the reinsurance purchased by the FHCF, we seek to purchase reinsurance from a high-quality panel of reinsurers that are rated at least “A-” (Excellent) or better by A.M. Best as of our June 1, 2025 renewal or for which we hold collateral up to 100% of the reinsurance recoverable. While we only select reinsurers whom we believe to have acceptable credit and A.M. Best ratings, if our reinsurers are unable to pay the claims for which they are responsible, we ultimately retain primary liability to our policyholders. Failure of the reinsurer to honor its obligations could result in losses to us; therefore, we establish allowances for amounts considered uncollectible.

The following table sets forth our most significant reinsurers by amount of reinsurance recoverables and the amount of reinsurance recoverables pertaining to each such reinsurer as well as A.M. Best rating as of December 31, 2025.

Reinsurer	Reinsurance Recoverables as of December 31, 2025 ($ in thousands)	A.M. Best Rating as of December 31, 2025
Horseshoe Re Ltd	$32,280	Collateralized
National Liability & Fire Insurance Company	30,000	A++
Insurance Company Of The West	21,944	A
Hannover Rück SE	20,837	A+
Arch Reinsurance Ltd	15,243	A+
Ada Re	14,332	Collateralized
Renaissance Reinsurance Limited	13,386	A+
DaVinci Reinsurance Limited	13,345	A
General Reinsurance Corporation	10,842	A++
Transatlantic Reinsurance Company	10,105	A++
Top 10 Total	$182,314
All Others	$86,742
Florida Hurricane Catastrophe Fund	$—
Total	$269,056
The FHCF is a tax-exempt state trust fund that provides reimbursements to residential property insurance companies for a portion of their catastrophic hurricane losses in Florida. The FHCF is neither rated nor collateralized and is designed to be self-supporting (except in extraordinary situations) and funded only with premium revenues paid by residential property insurance companies, investment income, and in some circumstances, revenue bonds backed by emergency assessments on most types of P&C premiums. Included in “All others” above are reinsurers that are not rated by A.M. Best but are fully collateralized.
Non-Catastrophe Quota Share Reinsurance
We have a non-catastrophe quota share reinsurance arrangement with a group of seven major reinsurers, whereby 25% of our gross premiums written (net of premium ceded to XOL reinsurers) and associated losses for the December 31, 2025 to
December 31, 2026 NCQSR reinsurance year are ceded to these counterparties. The quota share reinsurance provides capital support for the gross premiums written ceded under the treaties and mitigates the negative income statement impact of higher than expected attritional losses in a given year by ceding 25% of those unanticipated losses to the reinsurers. This results in an increase in underwriting capacity as our premium to surplus leverage ratio improves given the ceding of these anticipated losses to reinsurers.
We receive a ceding commission from our quota share reinsurers. The minimum ceding commission provides a mechanism for the reinsurers to share in the downside risk of higher-than-expected losses. Additionally, the quota share reinsurance treaties also provide coverage for a pro-rata share of our net retained losses from a catastrophe event subject to a limit of approximately 2.5% of subject premium.
Flood Quota Share Reinsurance
We have a flood quota share agreement with two reinsurers. This represents a 100% quota share of our gross liability for each risk classified as Primary Flood Business. We earn a flat ceding commission of 26% on the gross premiums written ceded to our reinsurers.
Property Per Risk & Facultative XOL
Concurrent with offering high-value homeowners policies, beginning in 2013 we established a property per risk treaty that provides up to $5 million of reinsurance coverage for non-catastrophe losses from individual policies in excess of $1 million. We then attach facultative reinsurance at a $6 million retention that offers coverage up to $12 million for an individual property. This treaty also inures to the benefit of the quota share treaties. The treaty provides for three reinstatements at no additional cost.

Investments
We collect premiums from our policyholders and hold a portion of these funds in reserves until claims are paid. We then invest these reserves, alongside our net equity capital, primarily in investment-grade fixed income securities and cash and cash equivalents to generate stable and predictable investment returns. The portfolio guidelines governing our investment criteria are approved by AIIC’s Investment Committee and our Board of Directors, consistent with regulatory guidelines for the state of Florida, and our investments are managed by a highly-regarded asset management firm.
Our fixed income portfolio at AIIC totaled $288.4 million as of December 31, 2025 with a weighted average effective duration of 2.09 years and an average credit rating of “AA-” (Standard & Poor’s) as of December 31, 2025.
AIIC’s invested assets consist primarily of investment-grade and government fixed-maturity securities that we believe provide desired preservation of our capital. These investments, as of December 31, 2025, were as follows:
Reserves
We take a conservative approach to establishing loss reserves and have historically experienced reserve redundancy
(“excess reserves”). When a claim is reported to us or when an event occurs, we establish loss reserves to cover our estimated ultimate losses and LAE relating to the investigation and settlement of policy claims. These reserves include estimates of the cost of the claims reported to us (“case reserves”) and estimates of the cost of claims that have been incurred but not yet reported (“IBNR”) and are net of estimated related salvage, subrogation recoverables and reinsurance recoverables. Reserves are estimates involving actuarial projections of the expected ultimate cost to settle and administer claims at a given time but are not expected to precisely represent the ultimate liability. Estimates are based upon past loss experience modified for current trends as well as prevailing economic, legal and social conditions. Such estimates will also be based on facts and circumstances then known but are subject to significant uncertainty based on the outcome of various factors, such as future events, future trends in claim severity, inflation and changes in the judicial interpretation of policy provisions relating to the determination of coverage.
Reserve amounts for IBNR claims are determined based on actuarial analysis of our historical loss experience and claims trends in the overall insurance industry, as well as other factors that could impact the expected frequency and severity of claims. These other factors include lines of business, claims processing procedures, enacted legislation, judicial decisions and other legal developments, and general economic conditions, including economic and social inflation.
Upon first notice of loss, we establish an initial case reserve for all claims. Starting in 2024, we increased the amount that we establish for case reserves from $3,000 to $15,000 per claim for named storms in order to hedge against risk of loss.
The claims adjuster handling the claim may then adjust the case reserve up or down as necessary. Our case reserves for all other claims remains at $3,000 per claim. Case reserve amounts are revised following further review of the claim based upon the judgment of the assigned adjuster and following the estimate of damage based upon a physical inspection. As claims mature, reserve estimates are updated as deemed necessary by our claims department based upon additional information received regarding the loss, the results of additional on-site reviews and any other information gathered while reviewing the claim.
We also have a comprehensive reserving program, which utilizes both internal resources and peer review from external sources. We conduct full internal actuarial reviews each quarter and update actual versus expected reserve development on the same basis. By utilizing various reserving methodologies and diagnostics including closing timelines and payment patters, we are able to update the range of potential outcomes for our ultimate claim payouts. Our legal and claims leaders work closely with our internal and external actuaries as they examine the data to ensure that significant patterns and trends are incorporated into the analysis. For example, the modification of our case reserving methodology for catastrophes in
2024 was based on this analysis, which also included a review of historical reserving trends and recent inflation trends.
We are involved in claims-related legal actions that arise in the ordinary course of business and accrue estimated amounts of the related unpaid losses and LAE during the period that we determine an unfavorable outcome becomes probable.
Aside from claims-related and ordinary course litigation, we are not aware of any pending litigation against us that would have a material adverse effect on our operations.
Competition
The Florida homeowners insurance market is characterized by a distinctive competitive landscape, primarily influenced by the limited presence of national carriers and the significant role of state-backed entities. As of December 31, 2025, national insurance carriers collectively accounted for approximately 25.4% of the market share based on gross premiums written. In contrast, Citizens held approximately 4.4% of the market share, positioning it as the largest individual insurer in Florida.
Within our targeted regions in Florida, we face competition from insurers including Tower Hill Insurance Group, Florida
Peninsula Insurance Company, Frontline Insurance Unlimited Company, Southern Oak Insurance Company and
Progressive. We have identified our competitors based upon geographical considerations, competition for independent agents, key metrics such as policies in-force, and trends in the industry based on information from our internal sales team.
Ratings
As of December 31, 2025, our insurance entity, AIIC, maintains a Financial Stability Ratio of “A” (Exceptional) by
Demotech, a financial analysis firm that has been rating independent, regional and specialty insurance carriers since 1989, and a BBB+ financial strength rating, with stable outlook, from the Kroll Bond Rating Agency, LLC. Additionally, the
Company maintains a BB+ rating, with stable outlook, from the Kroll Bond Rating Agency, LLC.
Intellectual Property
We have applied for various trademark registrations in the United States at both the federal and state levels. We will pursue additional trademark registrations and other intellectual property protection to the extent we believe it would be beneficial and cost effective. In addition, we monitor our trademarks and service marks regularly and protect them from unauthorized use as necessary.
Employees
As of December 31, 2025, we had 313 employees, all of whom are full-time employees. We are not a party to any collective bargaining agreement and have not experienced any work stoppages or strikes as a result of labor disputes. We consider relations with our employees to be good.
We strive to be a leading employer in both our industry and local community. We cultivate a workplace culture centered around our six core corporate values: integrity, commitment, teamwork, humility, passion and fun. Through this culture, we foster a rich diversity of thought, background and perspective, leading to high employee retention and satisfaction. In addition, we offer and maintain an attractive benefits package designed to support the well-being of our employees, including, but not limited to, life, medical, dental and vision insurance, a 401(k) plan, paid time off, family leave, COBRA coverage and employee assistance programs. Our employees are our most valuable asset, and we emphasize their training and continuous personal and professional development and growth through various initiatives including programs run by our Director of Training and potential education reimbursements.
We have been recognized as a leading employer in the insurance industry and our local community. We have been named one of the “Best Places to Work” by Business Insurance from 2013 through 2025. We recently received “America’s Best

Workplaces” and “Best Places to Work in Florida” accolades from Best Companies Group in 2025. We have also been named a “Top Workplace in Tampa” by the Tampa Bay Times for the past 10 years, and a “Top Workplace in the USA”
for the past six years. These awards are given based on employee feedback and compared against thousands of companies across the country.
Regulation
The insurance industry is highly regulated by state insurance regulators. AIIC is subject to the laws and regulations of the state of Florida and any other state where we may seek to do business. The regulatory structure in Florida and other states provides for regulation of virtually all aspects of our business and is generally designed to protect the interests of policyholders, not stockholders. These regulations relate to a variety of matters, both financial and otherwise, including among other things:
•capital and surplus requirements;
•risk-based capital (“RBC”) requirements;
•dividend limitations;
•investment limitations;
•underwriting limitations;
•writing ratios;
•reserve requirements;
•approval of and restrictions on transactions between insurers and affiliates;
•approval of rates and forms;
•approval of changes in control;
•corporate governance;
•claims practices;
•market conduct;
•approval and sufficiency of reinsurance contracts;
•policyholder service;
•filing of required reports and data call submissions;
•approval of company officers and directors and 10% or more owners; and
•licensing and appointment of agents.
Florida, like many states, has adopted numerous model laws and regulations as promulgated by the National Association of
Insurance Commissioners (“NAIC”). State statutes and administrative rules generally require each insurance company that is part of a holding company group to register with the department of insurance in its state of domicile and to furnish information concerning the operations of the companies within the holding company system, which may materially affect the operations, management or financial condition of the insurers within the group.
As part of its registration and ongoing regulation under the insurance holding company statutes, each insurance company must identify material agreements, relationships and transactions with affiliates, including without limitation loans, investments, asset transfers, transactions outside of the ordinary course of business, certain management, service, and cost sharing agreements, reinsurance transactions, dividends and consolidated tax allocation agreements. Many of these agreements or transactions require regulatory approval prior to being effectuated.
The Florida legislature is very active in assuring that the Florida Insurance Commissioner has the tools needed to strongly regulate the industry. The 2023 Florida legislature enacted CS/SB 7052, an act related to insurer accountability. This new law substantially increased financial penalties applicable to insurers that do not follow the law, increases the cadence of financial and market conduct examinations, creating detailed standards to determine if an insurer is operating in a hazardous condition and granting enhanced powers to regulate hazardous insurers, creating new unfair trade practices, requiring insurers to develop detailed claims manuals, and granting authority to the Florida Insurance Commissioner to review such manuals, and providing funds for regulators to hire more staff to regulate insurers.
Our failure to comply with applicable insurance laws, regulations or requirements in any state could have a material adverse effect on our business, our reputation, our operational results and/or our financial condition.
Insurance Holding Company Laws
The Company, as the ultimate parent company of AIIC, is subject to certain laws of the State of Florida governing insurance holding company systems. These laws, among other things, (i) require us to file periodic information with the
FLOIR, including information concerning our capital structure, ownership, financial condition and general business operations, (ii) regulate certain transactions between us and our affiliates, including the amount of dividends and other distributions, the terms of surplus notes and amounts that our affiliates can charge the Insurance Entities for services such as policy administration and claims administration, and (iii) restrict the ability of any one person to acquire certain levels of our voting securities without prior regulatory approval.
The Florida Insurance Code prohibits any person from acquiring control of the Insurance Entities or their holding companies unless that person has filed a notification with specified information with the FLOIR and has obtained the
FLOIR’s prior approval. Under the Florida Insurance Code, acquiring 10% or more of the voting securities of an insurance company or its parent company is presumptively considered an acquisition of control of the insurance company, although such presumption may be rebutted. Some state insurance laws require prior notification to state insurance regulators of an acquisition of control of a non-domiciliary insurance company doing business in that state.
Insurance holding company regulations also govern the amount any affiliate of the holding company may charge AIIC for services (e.g., claims adjustment, administration, management fees and commissions). Further, insurance holding company regulations may also require prior approval of insurance regulators for amendments to or terminations of certain affiliate agreements.
Own-risk Solvency Assessment and Model Audit Rule Compliance and Costs
Florida statutes require insurers to file Own-risk and Solvency Assessment Summary Report (“ORSA”) summary reports annually. The ORSA is an internal assessment, tailored to the nature, scale, and complexity of an insurer or insurance group, conducted by that insurer or insurance group, of the material and relevant risks associated with the business plan of an insurer or insurance group and the sufficiency of capital resources to support those risks. Insurers that exceed $500 million in gross premiums written may be subjected to additional reporting and compliance requirements and costs.
In addition, the NAIC promulgated a Model Audit Rule, which places additional compliance duties and costs on insurers that exceed $500 million in direct premiums written. This rule includes the establishment of additional internal controls, disclosing unremediated material weaknesses and analysis of any limitations of internal control.
As AIIC grows, additional costs and duties under these statutes and rules must be implemented.
Capital Requirements
State insurance authorities monitor insurance companies’ solvency and capital requirements using various statutory requirements and industry ratios. Initially, states require minimum capital levels based on the lines of business written by a company and set requirements regarding the ongoing amount and composition of capital. Certain state regulators also require state deposits in their respective states. As a company grows, additional capital measures and standards may be implemented by a regulator. Regulatory authorities use an RBC model published by the NAIC to monitor and regulate the capital adequacy and solvency of licensed property and casualty insurance companies. These guidelines measure three major areas of risk facing property and casualty insurers: (i) underwriting risks, which encompass the risk of adverse loss developments and inadequate pricing, (ii) declines in asset values arising from credit risk and (iii) other business risks.
Most states, including Florida, have enacted the NAIC guidelines as statutory requirements, and insurers having less surplus than required by applicable statutes and ratios are subject to varying degrees of regulatory action depending on the level of capital inadequacy.
Solvency Regulation
Solvency requirements are statutorily prescribed by each state and evaluated primarily according to the requirements of the domiciliary (home) state of the insurer. Insurers are subject to specific accounting rules known as statutory accounting, which is a conservative methodology designed to admit only those assets that can be quickly converted to cash to pay insurance claims. As a result, there are significant limitations on asset classes and whether those assets can be counted on the company’s balance sheet. Many assets that anchor the balance sheets of non-insurance companies, such as real estate, goodwill, older receivables, intangible assets, etc., are excluded from an insurance company’s balance sheet.
Insurers are subject to ongoing financial analysis predominantly by their state of domicile but also to a more limited degree by each state in which they conduct business. This includes the filing of quarterly and annual financial statements in a prescribed format, compliance with RBC requirements which measure the insurer’s level of capital to determine if it is adequate in proportion to its risk, the filing of holding company registration statements, and a host of other financial solvency reporting requirements. Insurers are also subject to regularly scheduled or targeted financial examinations, which may be conducted by the domiciliary state or any state in which the company is licensed. The results of financial examinations are disclosed in a final report of examination, which is a public document.
Restrictions on Dividends and Distributions
As a holding company with no significant business operations of its own, we rely on dividend payments from our subsidiaries as our principal source of cash to pay stockholder dividends, support subsidiary operations and development, and meet our short-and long-term obligations. Dividends paid by our subsidiaries, other than AIIC, are not subject to the statutory restrictions set forth in the Florida Insurance Code.
State insurance laws govern the payment of dividends by insurance companies. The maximum amount of dividends that can be paid by Florida insurance companies such as AIIC without prior approval of the commissioner of the FLOIR is subject to restrictions relating to statutory surplus. The maximum dividend that may be paid by AIIC to its immediate parent company without prior approval is limited to the lesser of statutory net income from operations of the preceding calendar year or statutory unassigned surplus as of the preceding year end.
Market Conduct Regulation
Insurers are also subject to market conduct examination in their home state or in any state in which they do business to determine compliance with each state’s insurance laws and rules or regulations. These examinations focus on such areas as claims payment practices, consumer complaints, marketing activities, rate and form issues, governance and other compliance activities. These examinations may be regularly scheduled or targeted market conduct examinations. The results of market conduct examinations are also disclosed in a final report, which is a public document.
Rate and Form Regulation
Most states regulate the content of policy forms to ensure that they comply with applicable statutory provisions and do not contain unfair or deceptive provisions; Florida and most states require the policy forms to be filed and approved prior to use. Florida and most states also regulate the rate that an insurer can charge for coverage to determine that the rates are “not excessive, inadequate or unfairly discriminatory” and require that the rates be approved prior to use.
Florida’s Property Insurance Litigation Environment
Data contained in the NAIC’s 2021 Market Conduct Annual Statement (“MCAS”) report reflected that while Florida accounted for 8% of homeowners insurance claims filed nationwide in 2019, Florida accounted for 76% of homeowners litigation initiated nationwide. Florida lawmakers convened two special sessions in 2022 to address property insurance reform, including measures to improve the litigation environment. Senate Bill 2-A (“SB 2A”), which passed in December of 2022, included a provision which eliminated the right to attorneys’ fees under a residential or commercial property insurance policy. The latest MCAS report as of 2022 reflected that Florida accounted for 14.9% of homeowners insurance claims filed nationwide with 70.8% of homeowners litigation nationwide. The inordinate levels of litigation in Florida have largely been driven by the historic requirement mandating attorneys’ fees be paid by the insurance company if a claimant litigates and obtains even one dollar more than what the insurance company offered in its claim settlement. Policyholders that litigate and lose, however, have not historically been bound to pay the insurer any attorneys’ fees, creating a perverse incentive for individual plaintiffs lawyers to file hundreds, and many times thousands of cases netting small dollar awards for consumers, but substantial attorneys’ fees for the lawyers. SB 2A eliminated these “one-way attorneys’ fees” bringing
Florida in line with most other states.
The 2023 Florida legislature clarified SB 2A by enacting a provision mandating that the elimination of the one-way attorneys’ fees apply prospectively on policies that renewed after SB 2A’s effective date, and which also had a claim filed on the renewed policy. As a result, plaintiffs’ lawyers have filed an unprecedented number of lawsuits on claims occurring under the pendency of the old one-way attorneys’ fee law, including claims involving losses in Hurricane Ian, which made landfall as a Category 5 storm in September 2022. Information provided by the Florida Department of Financial Services, which must be provided service of process in all insurance related litigation, indicates that service of process accepted by the Florida Department of Financial Services on behalf of insurance companies dropped 33% in 2024 to 24%, compared to
2023. In addition, AIIC experienced a decline in non-hurricane related claims lawsuits between December 2022 and
December 2023 of 70%, as each month during that 12-month period policies renewed and new claims occurring during that period were subjected to the new law. All policies are now subject to the new law for claims occurring from this point forward.
Underwriting and Marketing Restrictions
From time to time, regulatory and legislative bodies in Florida and in other states have adopted or proposed new laws or regulations to address the cyclical nature of the insurance industry, catastrophic events and insurance capacity and pricing.
These regulations (i) restrict certain policy non-renewals or cancellations and require advance notice on certain policy non-
renewals and (ii) from a practical standpoint, limit or delay rate changes for a specified period during or after a catastrophe event. Most states, including Florida, also have insurance laws requiring that rate schedules and other information be filed for review by the insurance regulatory authority. The insurance regulatory authority may disapprove a rate filing if it finds that the proposed rates would be inadequate, excessive or unfairly discriminatory. Rates, which are not necessarily uniform for all insurers, vary by many factors including class of business, hazard covered, risk location, reinsurance cost, incurred losses and size of risk.
Most states, including Florida, require licensure or insurance regulatory authority approval prior to the marketing of new insurance products. Typically, licensure review is comprehensive and includes a review of a company’s business plan, solvency, reinsurance, character and experience of its officers and directors, rates, forms and other financial and non-
financial aspects of the company. The insurance regulatory authorities may prohibit entry into a new market by not granting a license or by withholding approval for an insurer to write new lines of business.
The Company is subject to comprehensive regulatory oversight and regulations, which include periodic reporting to regulators and regulatory examinations to assure the Company maintains compliance with statutory requirements, and the payment of fees, premium taxes and assessments in order to maintain its licenses.
State legislatures may amend the laws regulating and governing the insurance industry with little notice, including laws governing insurer rates, solvency, market conduct or other laws that could have a material adverse effect on our business, operational results, or our financial condition.
Privacy and Information Security Regulation
Federal and state laws and regulations require certain business entities to protect the security and confidentiality of non-
public personal information and to notify policyholders and other individuals about their policies and practices relating to their collection and disclosure of customer information and their practices relating to protecting the security and confidentiality of that information. The NAIC issued a model law on cybersecurity, which is leading to adoption of the same or similar provisions in the states where we do business. In addition, some states have adopted, and others might adopt, cybersecurity regulations that differ from proposed model acts or from the laws enacted in other states. Federal and state lawmakers and regulatory bodies may be expected to consider additional or more detailed regulation regarding these subjects and the privacy and security of non-public personal information.

Available Information
Our internet address is www.aii.com, and our investor relations website is located at investors.aii.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports can be found on our investor relations website, free of charge, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”). Information contained on our website is not incorporated by reference into this Form 10-K. The SEC maintains a public website, www.sec.gov, which includes information about and the filings of issuers that file electronically with the SEC.
Item 1A. Risk Factors
Summary of Risk Factors
The risks below are those that we believe are the material risks that we currently face but are not the only risks facing us and our business. If any of these risks actually occur, our business, financial condition and results of operations could be materially adversely affected. Below is a summary of our risk factors with a more detailed discussion following.
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
•Because we rely on third-party distribution partners, including independent insurance agents, homebuilder-
affiliated agents and national insurance carriers who restrict the amount of business they write in the states in which we operate, especially Florida, the loss of these relationships and the business they control or our inability to attract distribution partners could have an adverse impact on our business.
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
•The effects of emerging claim and coverage issues in Florida and other states in which we operate on our business are uncertain.
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
The loss estimates developed by the models we use are dependent upon assumptions or scenarios incorporated by a third-
party developer and by us. When these assumptions or scenarios do not reflect the characteristics of catastrophic events that affect areas covered by our policies or the resulting economic conditions, then we become exposed to losses not covered by our reinsurance program, which could adversely affect our financial condition, business or results of operations. Although we use widely recognized and commercially available models to estimate our exposure to loss from hurricanes and certain other catastrophes, other models exist that might produce a wider or narrower range of loss estimates, or loss estimates from perils considered less significant to our insured risks. These models are constantly changing, and we may utilize different models than we have historically. Despite our catastrophe management programs, we retain material exposure to catastrophic events. Additionally, the models themselves produce a range of results and associated probabilities of occurrence from which we can assess risks of exposure to catastrophic loss. Extreme catastrophe scenarios exist within the modeling results that may also have a material adverse effect on our results of operations during any reporting period due to increases in our losses. Catastrophes may reduce or otherwise impact liquidity, which could have a negative impact on our business. Catastrophes have eroded and in the future may erode our statutory surplus or ability to obtain adequate reinsurance, which could negatively affect our ability to write new or renewal business. Catastrophic claim severity is impacted by the effects of inflation and increases in insured value and factors such as the overall claims, legal and litigation environments in affected areas, in addition to the geographic concentration of insured property.
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
While we operate substantially all of our business in Florida, we have expanded our business into other geographical markets, and there is no guarantee that such expansion will be successful or that the underwriting and profitability criteria we utilize in Florida will successfully translate to other states. As we grow our business in South Carolina, North Carolina and Georgia, our financial results are increasingly impacted by the regulatory, legal, economic and weather conditions of those states. The regulatory, legal, economic and weather conditions in these other states where we write policies are often different than the conditions we face in Florida. As a result, we may not be able to adjust to changing conditions in other states in which we write policies due to our focus and expertise in Florida, and as a result, our results of operations may be materially affected.
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
Because we rely on third-party distribution partners, including independent insurance agents, homebuilder-affiliated agents and national insurance carriers who restrict the amount of business they write in the states in which we operate, especially Florida, the loss of these relationships and the business they control or our inability to attract distribution partners could have an adverse impact on our business.
Our business depends in part on the marketing efforts of third-party distribution partners, including independent insurance agents, homebuilder-affiliated agents and national insurance carriers who restrict the amount of business they write in the states in which we operate, especially Florida and our ability to offer products and services that meet the requirements of our third-party distribution partners and their customers’ requirements. We write insurance policies in the Voluntary
Market through various channels, including through a network of independent agents, which represents our largest distribution channel, as measured by gross premiums written for the year ended December 31, 2025. Many of our competitors also distribute through these same partners as these agents have the ability to write or re-write business with other carriers. As a result, we must compete with other insurers for our partners’ business. Our competitors may offer a greater variety of insurance products, lower premiums for insurance coverage or higher commissions to their third-party distribution partners. If our products, pricing and commissions do not remain competitive, we may find it more difficult to attract business from our partners to sell our products. We cannot provide assurance that we will retain our current distribution relationships, or be able to establish new distribution relationships, with independent agents. We also rely on other third parties such as third-party claims adjusters as part of our claims management process and utilize third-party reinsurers to help cover losses. The inability to maintain these relationships with these third-party providers could have a material impact on our business and results of operations.

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
Citizens acts as Florida’s state-owned insurer of last resort, and is one of the largest homeowners insurers in Florida as measured by premiums in-force. From time to time, Citizens will transfer certain of its existing policies to private companies in order to reduce the State of Florida’s risk exposure. We participated in four take-out opportunities in 2024 assuming 68,844 policies, and have assumed 33,867 policies during the year ended December 31, 2025. As of December
31, 2025, 22.5% of our policies in-force were assumed from Citizens representing 30.9% of our premiums in-force. Prior to
2024, we had not pursued a take-out opportunity since 2014 and therefore have less recent experience in executing on these opportunities than certain of our peers. Although each policy we pursue from Citizens is run through our standard underwriting procedures, the amount of data made available to us by Citizens may be less or different from what is available to us in the Voluntary Market. The lack of availability of this information may pose a material risk to our underwriting profitability with respect to any take-outs we pursue.
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
Further, the market for attractive take-out opportunities is highly competitive and is subject to a bidding process. If competing private insurers offer a lower premium than us for the same policy, Citizens is required to allocate that policy to the insurer who offers the lowest premium. In the past, certain of our peers have been able to offer lower premiums than us when pursuing the same take-out opportunities. Other carriers have chosen, and others may also choose, to re-enter or expand their business in Florida in light of potential attractive take-out opportunities and generally improving market conditions on the back of the legislative reforms in 2022. Additionally, following the term of each policy assumed from
Citizens, the policyholder has the opportunity to renew their policy similar to our underwriting process in the Voluntary
Market. There is no guarantee that we will be able to renew these assumed policies, and a lack of renewals could harm our financial condition.
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
The Florida residential insurance marketplace is currently dominated by single-state or regional insurance companies, with the larger national insurance carriers maintaining a smaller overall market share. Our lines of insurance are written by both smaller insurers and large national carriers, in addition to us participating in Citizens take-outs, all of which are highly competitive. Many of these large national insurance companies have greater name recognition, established insurance agency networks and stronger financial resources to compete should they decide to recommit to Florida and begin writing new policies. Some of the regional or single-state carriers could merge to form a company larger than ours and be in a position to compete against us in a larger fashion by paying higher commissions to independent agents or other tactics.
New insurance companies are regularly being formed in Florida and will bring more competition into the market. In addition, insurance agents are knowledgeable about insurance company strength, and some have a bias towards placing policyholders with better rated companies. As we expand in other states in which we operate, including South Carolina,
North Carolina and Georgia, we will face similar risks due to increased competition and market conditions in those states.
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
The techniques used to obtain unauthorized access to information, disable or degrade service, or sabotage systems change frequently, and are increasingly more complex and sophisticated, including due to the use of artificial intelligence. The increase in the use of cloud technologies and in consumer preference for online transactions can heighten cybersecurity and other operational risks. Certain aspects of the security of such technologies are unpredictable or beyond our control, and this lack of transparency may inhibit our ability to discover a failure by cloud service providers to safeguard their systems and prevent cyberattacks that could disrupt our operations and result in misappropriation, corruption or loss of confidential and other information. In addition, there is a risk that encryption and other protective measures, despite their sophistication, may be defeated, particularly to the extent that new computing technologies vastly increase the speed and computing power available.
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
We previously identified material weaknesses in our internal control over financial reporting. If we experience additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls in the future, we may not be able to accurately or timely report our financial condition or results of operations.
Although as of December 31, 2025, we have remediated the previously identified material weaknesses in internal control over financial reporting, we may in the future discover additional material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented, or detected and corrected, on a timely basis. Effective internal controls are necessary to provide reliable financial reports and prevent fraud. Material weaknesses could limit the ability to prevent or detect a misstatement of accounts or disclosures that could result in a material misstatement. Our internal control over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.
If we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our stock is listed, the SEC or other regulatory authorities. The existence of material weaknesses in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our stock.
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
•restrictions on investments; and
•and many other requirements.
The FLOIR and regulators in other jurisdictions where we may become licensed and offer insurance products conduct periodic examinations of the affairs of insurance companies and require the filing of annual and other reports relating to financial condition, holding company issues and other matters. These regulatory requirements may adversely affect or inhibit our ability to achieve some or all of our business objectives. These regulatory authorities also conduct periodic examinations into insurers’ business practices. These reviews may reveal deficiencies in our insurance operations or non-
compliance with regulatory requirements.
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
Despite declining loss frequencies, the severity of losses in the property and casualty insurance industry and multi-peril personal lines business has increased in recent years, often driven by financial and social inflation. Increased litigation in
Florida regarding AOBs and roof claims is an example of these trends. For example, in recent years, Florida homeowners have been assigning the benefit of their insurance recovery to third parties, which has resulted in increases in the size and number of claims and the amount of litigation, interference in the adjustment of claims, the assertion of bad faith actions and one-way rights to claim attorneys’ fees. One-way fee shifting allows policyholders to recover attorneys’ fees from their insurer when the policyholder prevails in a coverage action. The Florida legislature enacted several reform bills in recent years with the intention to limit AOB and frivolous litigation. Recently, Florida has repealed its one-way fee shifting statute and altered bad faith actions such that mere negligence alone is insufficient to constitute bad faith and imposed a good faith requirement on policyholders. While the frequency of non-catastrophe claims has recently decreased due in part to these reforms, the severity of such claims has continued to increase. However, there can be no assurance that this new legislation will reduce the future impact of AOB or litigated claims practices nor is there any assurance that future changes to these or other standards or statutes may occur. In addition, there can be no assurance that the Florida legislature will not reverse these reforms or that future legislation will not mitigate or eliminate the effects of these reforms altogether or impose new burdens on us.
As we continue to expand in South Carolina, North Carolina and Georgia and into new states, we are and will continue to be subject to legislation, statutes and standards in jurisdictions that may differ materially from those in Florida. Our expansion into new states could expose us to varying regulatory environments, which could have an adverse effect on our results of operations, financial results, or ability to continue our business in new states.
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
Various state insurance regulators have increased their focus on risks within an insurer’s holding company system that may pose enterprise risk to the insurer. In 2012, the NAIC adopted significant amendments to the Insurance Holding Company
Act and related regulations (the “NAIC Amendments”). The NAIC Amendments are designed to respond to perceived gaps in the regulation of insurance holding company systems in the United States. One of the major changes is a requirement that an insurance holding company system’s ultimate controlling person submit annually to its lead state insurance regulator an “enterprise risk report” that identifies activities, circumstances or events involving one or more affiliates of an insurer that, if not remedied properly, are likely to have a material adverse effect upon the financial condition or liquidity of the insurer or its insurance holding company system as a whole. Other changes include the requirement that a controlling person submit prior notice to its domiciliary insurance regulator of a divestiture of control, detailed minimum requirements for cost sharing and management agreements between an insurer and its affiliates and expanding of the agreements between an insurer and its affiliates to be filed with its domiciliary insurance regulator, including states (if any) in which the insurer is commercially domiciled. The NAIC Amendments must be adopted by the individual state legislatures and insurance regulators in order to be effective, and many states have already done so.
In 2012, the NAIC also adopted the Risk Management and Own Risk and Solvency Assessment Model Act (the “ORSA
Model Act”). The ORSA Model Act, as adopted by the various states, requires an insurance holding company system’s
Chief Risk Officer to submit annually to its lead state insurance regulator an ORSA. The ORSA is an internal assessment, tailored to the nature, scale, and complexity of an insurer or insurance group, conducted by that insurer or insurance group, of the material and relevant risks associated with the business plan of an insurer or insurance group and the sufficiency of capital resources to support those risks. Insurers that exceed $500 million in gross premiums written may be subjected to additional reporting and compliance requirements and costs.
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
As a public company, we incur significant legal, accounting and other expenses that we did not previously incur as a private company, including costs associated with public company reporting and corporate governance requirements. For example, we are subject to the reporting requirements of the Exchange Act and are required to comply with the applicable requirements of the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), as well as rules and regulations implemented by the SEC and the New York Stock Exchange (“NYSE”), including the establishment and maintenance of effective disclosure controls and procedures and internal control over financial reporting and changes in corporate governance practices, subject to any applicable phase-in periods or other exemptions.
We expect that continuing to comply with these rules and regulations will substantially increase our legal and financial compliance costs and make some activities more time-consuming and costly. In addition, our management team will have to continue to adapt to the requirements of being a public company. In particular, we expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404 of the
Sarbanes-Oxley Act, which will increase to the extent we are no longer an emerging growth company, as defined by the
Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and are not a smaller reporting company. We cannot predict or estimate the amount of additional costs we may incur as a result of being a public company or the timing of such costs, which could adversely affect our operating results.
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
In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time-
consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We have and will continue to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of our management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and there could be a material adverse effect on our business, financial condition, results of operations, cash flows and prospects.
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
Fluctuations in interest rates could expose us to increased financial risk. Since September 2024, the U.S. Federal Reserve has reduced the target range for the federal funds rate by an aggregate of 175 basis points. Declines in market interest rates can have an adverse effect on our investment income to the extent that we invest cash in new interest-bearing investments that yield less than our portfolios’ average rate of return or purchase longer-term or riskier assets in order to obtain adequate investment yields resulting in a duration gap when compared to the duration of liabilities. Conversely, increases in market interest rates also have in the past and can have an adverse effect on the value of our investment portfolios by decreasing the fair values of the available-for-sale debt securities that comprise a large portion of our investment. In addition, inflation, such as what we are seeing in the current economic environment, has adversely impacted our business and financial results and could in the future.
Our overall financial performance depends in part on the returns on our investment portfolios.
The performance of our investment portfolios is independent of the revenue and income generated from our insurance operations, and there is typically no direct correlation between the financial results of these two activities. Thus, to the extent that our investment portfolios do not perform well due to the factors discussed above or otherwise, our results of operations may be materially adversely affected even if our insurance operations perform favorably. Further, because the returns on our investment portfolios are subject to market volatility, our overall results of operations could likewise be volatile from period to period even if we do not experience significant financial variances in our insurance operations.
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
Our IPO occurred in May 2025. Therefore, there has only recently been a public market for our Common Stock. Although we list our Common Stock on the NYSE, an active trading market for our Common Stock may not further develop or be sustained. A public trading market having the desirable characteristics of depth, liquidity and orderliness depends upon the existence of willing buyers and sellers at any given time, such existence being dependent upon the individual decisions of buyers and sellers over which neither we nor any market maker has control. The failure of an active and liquid trading market to further develop and continue would likely have a material adverse effect on the value of our Common Stock. An inactive market may also impair our ability to raise capital to continue to fund operations by issuing additional shares of our Common Stock or other equity or equity-linked securities and may impair our ability to make acquisitions using any such securities as consideration. The trading price of our Common Stock may fluctuate substantially in response to numerous factors, many of which are beyond our control. These fluctuations could cause you to lose all or part of your investment in our Common Stock. Factors that could cause fluctuations in the trading price of our Common Stock include the following:
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
•not be required to hold a nonbinding advisory stockholder vote on executive compensation pursuant to Section
14A(a) of the Exchange Act;
•not be required to seek stockholder approval of any golden parachute payments not previously approved pursuant to Section 14A(b) of the Exchange Act;
•be exempt from the requirement of the Public Company Accounting Oversight Board regarding the communication of critical audit matters in the auditor’s report on the consolidated financial statements; and
•be subject to reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.
In addition, Section 107 of the JOBS Act provides that an emerging growth company can use the extended transition period provided in Section 7(a)(2)(B) of the Securities Act, for complying with new or revised accounting standards. This permits an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to avail ourselves of this extended transition period and, as a result, we will not be required to adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies.
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
•advance notice procedures apply for stockholders to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders;
•stockholders are unable to call a special meeting of stockholders;
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
In addition, we have opted out of Section 203 of the General Corporation Law of the State of Delaware, as amended (the
“DGCL”), but our Charter provides that engaging in any of a broad range of business combinations with any “interested”
stockholder (generally defined as any stockholder with 15% or more of our outstanding voting stock and any entity or person affiliated with or controlling or controlled by such stockholder) for a period of three years following the time on which the stockholder became an “interested” stockholder is prohibited (except with respect to Sowell Investment Holdings
Co., LLC (“Sowell & Co.”) and any of its respective affiliates and any of their respective direct or indirect transferees of shares of Common Stock).
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
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
We rely on digital technology to conduct our business and interact with customers, policyholders, agents, and vendors.
With this reliance on technology comes the associated security risks from using today’s communication technology and networks.
Risk Management and Strategy
The goal of our cybersecurity risk management strategy is to protect the privacy, integrity and availability of our critical systems and information. Our processes identify, assess and manage material risk from cybersecurity threats as part of our entity-wide risk management efforts. To safeguard our data and the data of our customers, management utilizes a multi-
layered approach consisting first of an external security operations center company that specializes in the detection and containment of cyber-attacks. For protection of endpoint devices connected to our network, we use the tailored security software of a third-party consultant company for managed detection and response. Perimeter defense technology is used to filter e-mail for threats from malware viruses and e-mail phishing attempts. We also detect threats through the use of our firewalls that monitor incoming and outgoing network traffic.
Tools utilized to prevent threats include multifactor authentication, e-mail security services, mobile e-mail security policies, virtual private networks, third-party security experts, and timely applied software patches, among others. We engage in monthly penetration testing, annual disaster recovery testing, internal and external audits of our cybersecurity controls and simulated cyberattack scenarios to gauge our preparedness for these situations. In addition, employees are required to pass a mandatory cybersecurity training course annually and receive periodic phishing simulations to facilitate recognizing phishing attempts. We carry Cyber Insurance, which includes access to a cyber incident response team in the case of a cybersecurity event.

Management of cybersecurity also extends to third-party service providers we use for specialized purposes such as payroll processing, investment tracking, regulatory financial reporting, and equity compensation plan administration. Our communication with these providers is protected by the safeguards within our security operation center. In addition, we annually obtain a Service Organization Controls (“SOC”) report on the suitability and operating effectiveness of the providers’ controls, known as a SOC 1 Type 2 Report. The report is prepared by an independent service auditor. We review such reports to confirm the existence of effective controls over unauthorized access at third party service providers.
We respond to cybersecurity events in accordance with our Cyber Security Incident Response Plan (“CSIRP”), which follows the guidance of the National Institute of Standards and Technology Cybersecurity Framework and provides for assessment, mitigation, and if necessary, remediation of any effects of a system breach. We also conduct annual breach simulations with internal information technology teams to test each step of our CSIRP.
To date, we have not experienced any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to affect us or our business strategy, results of operations or financial condition. Although we believe our defenses against cyber-intrusions are sufficient, we continue to update our prevention programs to respond to sophisticated and rapidly evolving attempts to overcome our security measures. Such continuing threats could have a variety of adverse business impacts.
Governance
Cybersecurity is a critical component of our overall risk management process, and both management and the Board of
Directors are actively involved in the oversight of risks from cybersecurity threats. Our Board of Directors oversees our cybersecurity efforts and is informed regularly regarding such cybersecurity efforts and risks from cybersecurity threats.
Our Board of Directors delegates certain tasks and responsibilities to be performed by senior management which is responsible for the identification and assessment of material risks from cybersecurity incidents. The members of management responsible for managing cybersecurity threats are the Head of Information Technology (“IT”) and our
Director of Infrastructure and Operations, along with our Engineering Manager. The IT leadership team has extensive experience in managing information systems including the defense of computer networks against cyber intrusions. The
Network Security Engineer is dedicated to overseeing our multi-layered cybersecurity defenses and leads monthly security meetings attended by IT managers. The Head of IT, Director of Infrastructure and Operations and Engineering Manager are
regularly informed about the latest developments in cybersecurity, including potential threats and innovative risk management techniques and report to the Board of Directors on a regular basis. This ongoing knowledge acquisition is crucial for the effective prevention, detection, mitigation and remediation of cybersecurity incidents. Our information systems are routinely reviewed for compliance with information security policies and standards. Outcomes of reviews and audits are reported to the Head of IT, Director of Infrastructure and Operations and Engineering Manager.
Item 2. Properties
Our corporate offices and primary insurance operations are located in Tampa, FL where we occupy approximately 57,640 square feet of office space for annual rent and rent-related operating payments of approximately $2.4 million. The term of the lease expires in February 2026. On February 20, 2025, we entered into a 152-month lease agreement for approximately
75,000 square feet of new office space, where we will gain access to office suites in phases beginning in the first half of
2026. The asset has not been made available for use by us, and once made available for use, we will record the corresponding right-of-use asset and lease liability. We will pay approximately $45.7 million over the term of the lease. We believe that our facilities are adequate for our current needs. We currently do not own any real property.
Item 3. Legal Proceedings
From time to time, we are subject to routine legal proceedings in the ordinary course of business. We believe that the ultimate resolution of these matters will not have a material adverse effect on our business, financial condition, results of operations or cash flows.
Item 4. Mine Safety Disclosures
This item is not applicable.

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity
Securities
Market Information
Our Common Stock is traded on the NYSE under the symbol “AII”.
Holders of Record
As of February 19, 2026, there were 26 holders of record of our Common Stock. This number is based on the actual number of holders registered at such date and does not include holders whose shares are held in nominee or “street name”
by various brokerage firms and other nominees.
Dividends
We did not declare or pay any dividends during 2025. On February 24, 2026, our Board of Directors declared a special cash dividend of $1.02 per share of Common Stock payable on March 30, 2026 to stockholders of record at the close of business on March 16, 2026. The aggregate amount of the payment to be made in connection with this special cash dividend will be approximately $20 million, and we plan to pay such dividend using cash on hand.
While we currently intend to retain any future earnings for use in the operation of our business and have no plans to declare or pay any additional cash dividends in the foreseeable future (other than the special dividend referenced above), our Board of Directors may, from time to time, reassess whether to declare dividends in the future. The profitability of our business fluctuates each year based on a variety of factors, including the frequency and severity of catastrophe storms in the
Southeast United States, and in years where we generate excess profit, we may look to return excess capital to stockholders via dividends or other capital return mechanisms. Any further determination to pay dividends on our Common Stock will be at the discretion of our Board of Directors, subject to applicable laws, and will depend on our financial condition, results of operations, capital requirements, general business conditions, and other factors that our Board of Directors considers relevant. Our future ability to pay cash dividends on our Common Stock may also be limited by the terms of any future debt securities, preferred stock or credit facility. If we elect to pay dividends in the future, we may reduce or elect to discontinue the payment of such dividends at any time.
To the extent we rely on dividends from AIIC to pay dividends to our stockholders, the maximum amount of dividends that can be paid by Florida insurance companies without prior approval of the FLOIR is subject to restrictions. Dividends from
AIIC can only be paid from accumulated unassigned funds derived from net operating profits and net realized capital gains.
Subject to such accumulated unassigned funds the maximum dividend that may be paid by AIIC to the Company without prior approval is further limited to the lessor of statutory net income from operations of the preceding calendar year or statutory unassigned surplus as of the preceding year end. As of the December 31, 2025, AIIC has not declared dividends.
Recent Sales of Unregistered Securities
On May 7, 2025, in connection with our IPO, we issued 417,470 shares of Common Stock in connection with grants of restricted stock outside of our long-term incentive plan to certain of our officers and employees, after giving effect to the withholding of approximately 234,587 shares of Common Stock to satisfy the estimated tax withholding and remittance obligations. The offers, sales, and issuances of the securities were deemed to be exempt from registration under Rule 506 promulgated under the Securities Act and/or under Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering.
Use of Proceeds from Registered Securities
On May 9, 2025, we completed our IPO, and all shares of Common Stock sold were registered pursuant to a registration statement on Form S-1 (File No. 333-286524), as amended, declared effective by the SEC on May 7, 2025. We received net proceeds of $82 million, after (i) deducting underwriting discounts and commissions totaling $7.0 million as well as
$4.2 million of other expenses related to the offering, (ii) using approximately $3.8 million of the proceeds from the offering to satisfy tax withholding and remittance obligations related to the net settlement of shares of restricted stock issued in connection with the IPO and (iii) using $3.0 million of the proceeds of the offering to terminate the management services agreement by and between James Sowell Company, L.P. and AIIG. Pending their further use, the net proceeds from our IPO have been invested in investment grade instruments.
Issuer Purchases of Equity Securities
The were no repurchases of our Common Stock during the twelve months ended December 31, 2025.
Item 6. [ Reserved ]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion provides a detailed analysis of our financial condition, results of operations, liquidity, and capital resources. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. In addition, this analysis includes forward-looking statements, which are subject to various risks and uncertainties. Actual results may differ from projections due to factors beyond our control, as detailed under Part I, Item
1A “Risk Factors.” Our actual results could differ materially from those discussed in the forward-looking statements.
Factors that could cause or contribute to those differences include those discussed below and elsewhere in this Annual
Report on Form 10-K, particularly in “Risk Factors” and “Special Note Regarding Forward-Looking Statements.”
References to the “Company,” “American Integrity,” “we,” “us” or “our” refer to American Integrity Insurance Group,
Inc. and its consolidated subsidiaries.
Overview
We are a profitable and growing insurance group headquartered in Tampa, Florida. Through our insurance carrier subsidiary, American Integrity Insurance Company (“AIIC”), we provide personal residential property insurance for single-
family homeowners and condominium owners, as well as coverage for vacant dwellings and investment properties, predominantly in Florida. Florida represented over 96.3% of our direct premiums written and 93.7% of our policies in-
force as of December 31, 2025. As of December 31, 2025, 69.1% of our in-force premium is in the insurance market in which we underwrite and sell policies to policyholders where we may freely choose or reject without the assistance of residual market mechanisms (the “Voluntary Market”). Moreover, 95.0% of our Voluntary Market in-force premium was in our core Florida market and 5.0% was in South Carolina, Georgia, and North Carolina, where we have strategically expanded to support and enhance our relationships with our builder agency network.
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
Citizens “Take-out” Program. In late 2024, we strategically expanded our policy base, assuming 68,844 policies, representing $112.4 million in assumed unearned premiums from Citizens Property Insurance Corporation (“Citizens”). In
2025, we assumed 33,867 policies from Citizens, representing $73.2 million in assumed unearned premiums. These policies we assume carry no upfront acquisition costs and are covered by our current treaty year reinsurance program.

In late 2025, we began selectively participating in commercial policy take-outs from Citizens. These take-outs represented
149 policies out of the 33,867 total assumed policies and represent $5.9 million of the $73.2 million in assumed unearned premiums. These policies are subject to the same underwriting and profitability standards as our residential assumptions and are intended to complement our existing portfolio.
Over the past decade, market conditions did not support take-outs from Citizens that aligned with our underwriting and profitability standards, and prior to 2024 our last assumption of policies from Citizens was in 2014. However, we believe recent regulatory changes, improvements in the data made available on Citizens policies, and rate increases implemented by Citizens that have made pricing more comparable to the Voluntary Market have increased the attractiveness of assuming policies from Citizens. While we expect there will continue to be opportunities to assume policies from Citizens, we believe the number of policies available that meet our underwriting and profitability standards has declined and may continue to decline over time.
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
Inflation. We may be adversely affected during periods of high inflation, primarily because of increased labor and material costs, which could cause claims and claim expenses to increase. This has been evident since the COVID-19 pandemic in early 2020. In addition, periods of high inflation can lead to periods of high interest rates, which may impact the performance of our investment portfolios. The impact of inflation on our results cannot be known with any certainty;
however, we revise our reserves for unpaid losses as additional information becomes available, and reflect adjustments to our reserves, if any, in our earnings in the periods in which we determine the adjustments are necessary. We monitor inflation trends and factor them into the pricing of our new business and renewal policies.
Cost and Availability of Reinsurance. We purchase excess of loss and quota share reinsurance as part of our capital management strategy and in an effort to reduce volatility of earnings and protect our balance sheet from the impact of potential catastrophe events. Our ability to implement an effective reinsurance strategy is dependent, in part, on the cost and availability of reinsurance coverage. In recent years, reinsurance rates have significantly increased and terms and conditions have tightened (including reductions on what we are able to charge for claims administration), particularly for catastrophe exposed property lines of business. This can be attributed to a variety of factors, including high inflation and a rising interest rate environment, social inflation, the frequency and severity of natural catastrophes including large hurricanes in Florida such as Hurricane Ian and Milton, and reinsurance capacity constraints. We ceded 72.5% and 73.3%
of our gross premiums earned in the years ended December 31, 2025 and December 31, 2024, respectively.
Initial Public Offering and Corporate Contribution
On May 9, 2025, we completed our initial public offering (the “IPO”) of an aggregate of 6,875,000 shares of the
Company’s common stock, par value $0.001 per share (the “Common Stock”), at a price to the public of $16.00 per share,
6,250,000 of which shares were sold by the Company and 625,000 of which shares were sold by certain selling stockholders. The gross proceeds to us from the IPO were $100 million, and gross proceeds to the selling stockholders from the IPO were $10 million, before deducting underwriting discounts and commissions and estimated offering expenses. On May 13, 2025, the underwriters completed the exercise of their option to purchase an additional 1,031,250 additional shares of Common Stock from the selling stockholders resulting in an additional $16.5 million in gross proceeds to the selling stockholders, before deducting underwriting discounts and commissions. We did not receive any gross proceeds from the sales of shares of Common Stock by the selling stockholders. In connection with our IPO, we effected a net issuance of 417,470 shares of restricted stock to certain of our employees and consultants (the “Restricted Stock
Grant”) after giving effect to the withholding of approximately 234,587 shares of Common Stock to satisfy the estimated tax withholding and remittance obligations (the “Restricted Stock Grant Net Settlement”). We incurred a one-time share-
based compensation expense of $10.4 million in connection with the Restricted Stock Grant and paid $3.8 million in connection with the Restricted Stock Grant Net Settlement. The compensation expense for these awards was recognized in the second quarter of 2025. Immediately prior to the IPO, the owners of the equity interests of American Integrity
Insurance Group, LLC (“AIIG”) contributed all of their equity interests to the Company in exchange for an aggregate of
12,904,495 shares of Common Stock.
Results of Operations
Year Ended December 31, 2025 Compared to Year Ended December 31, 2024
The following table summarizes our results of operations for the years ended December 31, 2025 and 2024:

	Year Ended December 31
($ in thousands)	2025	2024	Change	% Change
Gross premiums written	$944,634	$767,678	$176,956	23.1%
Change in gross unearned premiums	(59,676)	(85,462)	25,786	(30.2)%
Gross premiums earned	884,958	682,216	202,742	29.7%
Ceded premiums earned	(642,035)	(500,161)	(141,874)	28.4%
Net premiums earned	242,923	182,055	60,868	33.4%
Policy fees	10,397	7,393	3,004	40.6%
Net investment income	21,704	14,180	7,524	53.1%
Net realized gains (losses) on investments	569	119	450	378.2%
Other income	892	607	285	47.0%
Total Revenues	276,485	204,354	72,131	35.3%
Losses and loss adjustment expenses	98,034	90,832	7,202	7.9%
Policy acquisition expenses	21,446	31,532	(10,086)	(32.0)%
General and administrative expenses	41,948	30,951	10,997	35.5%
Total Expenses	161,428	153,315	8,113	5.3%
Income before taxes	115,057	51,039	64,018	125.4%
Income tax expense	15,436	11,297	4,139	36.6%
Net Income	$99,621	$39,742	$59,879	150.7%
Loss ratio(1)	38.7%	47.9%
Expense ratio(2)	25.0%	33.0%
Combined ratio(3)	63.7%	80.9%
Return on equity(4)	39.9%	26.8%
Ceded catastrophe excess of loss premiums ratio(5)	44.5%	44.9%
Underlying loss and loss adjustment expense ratio(6)	39.4%	32.6%
Gross underlying non-catastrophe loss and loss adjustment expense ratio(7)	17.0%	17.0%
(1)Loss ratio is a key business metric and is the ratio of losses and LAE to net premiums earned plus policy fees. Management uses this operating metric to analyze our loss trends and believes it is useful for investors to evaluate this component separately from our other operating expenses.
(2)Expense ratio is a key business metric and is the ratio of policy acquisition expenses and general and administrative expenses to net premiums earned plus policy fees. Management uses this metric to analyze our expense trends and believes it is useful for investors to evaluate these components separately from our loss and loss adjustment expenses.
(3)Combined ratio is a key business metric, defined as the sum of the loss ratio and the expense ratio. Management uses this operating metric to analyze our total expense trends and believes it is a key indicator for investors when evaluating the overall profitability of our business.

(4)Return on equity is a key business metric, defined as net income, annualized, divided by the average beginning and ending shareholders’ equity during the applicable period. This metric is annualized for interim periods by multiplying by the applicable ratio in order to present return on equity consistently.
(5)Ceded catastrophe excess of loss premiums ratio is a key business metric and a non-GAAP measure defined as ceded catastrophe excess of loss premiums earned divided by gross premiums earned. We view this ratio as meaningful to our business as it provides a view into the cost of our catastrophe reinsurance program. The most directly comparable GAAP financial measure is the ratio of ceded premiums earned to gross premiums earned. The ceded catastrophe excess of loss premiums ratio measure should not be considered a substitute for ceded premiums earned and does not reflect the overall profitability of our business.
(6)Underlying loss and loss adjustment expense ratio is a key business metric and a non-GAAP measure defined as the ratio of loss and LAE, net, less current year net catastrophe losses and net prior year reserve development divided by net premiums earned plus policy fees. We view this ratio as meaningful to our business as it allows us to analyze our loss trends before the impact of catastrophe losses and prior year reserve development. The most directly comparable GAAP measure is the loss ratio. The underlying loss and LAE ratio should not be considered a substitute for the loss ratio and does not reflect the overall profitability of our business.
(7)Gross underlying non-catastrophe loss and loss adjustment expense ratio is a key business metric and a non-GAAP measure defined as the ratio of net underlying loss and LAE plus ceded non-catastrophe losses divided by total gross earned premiums and policy fees. We view this ratio as meaningful to our business as it allows us to analyze our loss trends before the impact of reinsurance and to evaluate the cost of non-catastrophe losses for every dollar of gross premium earned. Catastrophe reinsurance windfalls from
Citizens take-outs, changes in catastrophe reinsurance pricing, and changes in the structure of our quota share program can have a significant impact on underlying loss and LAE ratios. The most directly comparable GAAP measure is the loss ratio. The gross underlying non-catastrophe loss and LAE ratio should not be considered a substitute for the loss ratio and does not reflect the overall profitability of our business.
Policies In-Force
Policies in-force represents the number of active insurance policies with coverage in effect as of the end of the period referenced. We utilize the change in the number of policies in-force to assess the trajectories of our operations.
In-force premium represents the annual premium for active insurance policies with coverage in effect as of the end of the period referenced. Since 2023, we have seen average in-force premiums decline moderately due to lower average rates per insurance policy as a result of improving litigation trends and regulatory reform. In addition, the new states we are expanding into, including South Carolina, Georgia and North Carolina, tend to have lower average rates than Florida.
However, through our continued expansion into the Tri-County region of Florida and into insuring middle-aged homes, we plan to capitalize on higher average premiums.
The following table shows our policies in-force and in-force premiums by product as of December 31, 2025 and
December 31, 2024:

	As of December 31,
	2025		2024
($ in thousands)	Policies in-force	In-force premium	Policies in-force	In-force premium
HO-3	276,033	$618,471	225,291	$565,025
HO-4	3,936	1,051	3,677	1,077
HO-5	6,720	8,734	967	1,034
HO-6	15,254	27,606	12,793	24,720
MH	5,800	19,582	7,347	24,519
DP-1 (Including vacant)	26,682	62,354	27,599	68,201
DP-3	76,036	192,284	68,986	185,513
RCAP	157	12,462	—	—
Watercraft	3,518	4,887	3,032	4,190
Golf Cart	7,730	1,192	6,416	978
Total	421,866	$948,623	356,108	$875,257

The following table shows our policies in-force and in-force premiums by county as of December 31, 2025 and
December 31, 2024:

	As of December 31,
($ in thousands)	2025		2024
County	Policies in-force	In-force premium	Policies in-force	In-force premium
POLK	27,335	$47,538	22,997	$44,493
LEE	25,996	67,600	26,380	78,323
ORANGE	25,977	57,361	22,863	54,288
DUVAL	22,845	36,933	20,598	37,832
HILLSBOROUGH	21,134	49,781	19,454	49,700
OSCEOLA	20,201	41,866	16,185	35,140
PASCO	20,104	39,846	17,327	38,173
PALM BEACH	19,093	73,301	16,218	68,680
MARION	17,007	23,660	14,644	24,431
BREVARD	14,655	36,223	12,588	32,407
VOLUSIA	13,478	28,119	12,543	28,469
OTHERS	194,041	446,395	154,311	383,321
Total	421,866	$948,623	356,108	$875,257
Policies in-force were 421,866 as of December 31, 2025, an increase of 18.5% compared to policies in-force of 356,108 as of December 31, 2024. The increase in our policies in-force was primarily due to new policies written through the
Voluntary Market and 2024-2025 Citizens take-outs.
In 2025, we wrote 104,283 policies in the Voluntary Market, an increase of 17.0% compared to 89,138 new policies written in the Voluntary Market during 2024. We experienced policy retention rates of 82.8% during 2025, up from 75.2%
during 2024.
The following table shows our policies in-force and in-force premium by source:

($ in thousands)	Policies In-Force	In-Force Premium
As of December 31, 2024
Voluntary Market	280,755	$661,338
Citizens Legacy Take-Outs	7,140	29,599
FY 2024 Citizens Take-Outs	68,213	184,320
Total	356,108	$875,257
As of December 31, 2025
Voluntary Market(1)	326,758	$655,626
Citizens Legacy Take-Outs(2)	6,022	23,810
Citizens Take-Outs(3)(4)(5)	72,326	204,418
FY 2025 Citizens Take-Outs(5)(6)	16,760	64,769
Total	421,866	$948,623
(1)During 2025, we wrote 104,283 new policies in the Voluntary Market, an increase of 17.0% compared to 89,138 new policies written in the Voluntary Market during 2024.
(2)Reflects policies assumed from Citizens in or prior to 2014 that have since been renewed directly with the Company. The Company did not conduct any take-outs in the years 2015 through 2023.
(3)Reflects policies assumed from Citizens that have since renewed directly with the Company.
(4)There were 68,844 policies assumed from Citizens during 2024; and 57,717, or 83.8%, were still in-force as of December 31, 2025.
(5)There were 33,867 policies assumed from Citizens during 2025; and 31,119 policies, or 91.9%, were still in-force as of
December 31, 2025.
(6)Reflects policies assumed from Citizens during the stated calendar year that have less than a year remaining under their current
Citizens policy and will be offered a renewal policy with the Company upon expiration.

Revenues
Gross premiums written are the amount received or to be received for insurance policies written or assumed by us during a specific period of time, in each case prior to amounts ceded to reinsurers. We utilize gross premiums written to assess the growth of our business excluding the effects of ceded reinsurance.
Gross premiums written are generally impacted by:
•renewals of existing policies;
•new business submissions;
•binding of new business submissions into policies;
•bound policies going effective;
•average premium of new and renewing policies;
•premium rates of new and renewing policies; and
•assumption of policies from third-party carriers and/or Florida state-supported insurers, including from the
Citizens “depopulation” programs.
Gross premiums written increased by $176.9 million, or 23.1%, to $944.6 million for the year ended December 31, 2025, compared to $767.7 million for the year ended December 31, 2024. This increase was due largely to an increase in written premiums related to our strategic participation in the Citizens take-out program and premium from new and renewal policies written through the Voluntary Market.
Gross premiums earned represent the earned portion of our gross premiums written, adjusted by the change in gross unearned premium. Premiums associated with written, and assumed policies are earned ratably over the remaining term of the policy, respectively, which is typically one year.
Gross premiums earned increased to $885.0 million for the year ended December 31, 2025 from $682.2 million for the year ended December 31, 2024. The $202.8 million, or 30.2%, increase was due largely to our increase in gross premiums written related to the Citizens take-outs.
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
Ceded premiums earned represent the earned portion of our ceded premiums written, adjusted by the change in ceded unearned premiums. We recognize the cost of our reinsurance program and ceded premiums earned ratably over the 12-
month term of the arrangements.
Ceded premiums earned increased $141.8 million, or 28.4%, to $642.0 million for the year ended December 31, 2025 from
$500.2 million for the year ended December 31, 2024. The increase in ceded premiums earned was due to growth in our gross premiums earned.
Net premiums written reflect gross premiums written, less ceded premiums written.
Net premiums earned reflect gross premiums earned, less ceded premiums earned.
Net premiums earned grew by $60.8 million, or 33.4%, reaching $242.9 million for the year ended December 31, 2025, up from $182.1 million for the year ended December 31, 2024. This increase was due largely to an increase in gross premiums earned related to our strategic participation in the Citizens take-out program and premium from new and renewal policies written through the Voluntary Market.
Policy fees represent various upfront policy fees paid by policyholders on new and renewal insurance policies. In accordance with ASC 606, policy fees are recognized and earned upon collection as they are not subject to refund, and our service obligation is fulfilled when the policy is issued.

Policy fees increased $3.0 million, or 40.6%, to $10.4 million for the year ended December 31, 2025 from $7.4 million for the year ended December 31, 2024. The increase in policies written during the year ended December 31, 2025 contributed to the increase in policy fees.
Net investment income includes interest earned from cash, cash equivalents, fixed maturity securities and short-term investments. Our invested assets primarily consist of cash and fixed-maturity securities. The primary factors affecting net investment income include the size of our investment portfolios and the yield generated by the underlying securities held in the portfolios.
Net investment income increased $7.5 million, or 53.1%, to $21.7 million for the year ended December 31, 2025 from
$14.2 million for the year ended December 31, 2024. The increase in net investment income was due to an increase in invested assets driven by the increased premiums in-force and the proceeds from our IPO.
Net realized gains (losses) on investments reflect the differences between the amount received by us upon the sale of a security and the amortized cost of the security, as well as allowances for credit losses recognized in earnings, if any.
We continuously seek to optimize our investment portfolios. Sales of available-for-sale debt securities resulted in net realized investment gains of $0.6 million for the year ended December 31, 2025 and net realized investment gains of $0.1 million for the year ended December 31, 2024.
Other income represents installment fees earned by us when policyholders elect to pay their premium over time as opposed to in full at inception of the policy and other miscellaneous items.
Other income increased by $0.3 million, or 47.0%, to $0.9 million for the year ended December 31, 2025 from $0.6 million for the year ended December 31, 2024.
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
•the occurrence, frequency and severity of claims associated with the particular types of insurance contracts that we write;
•the occurrence of large catastrophe weather events in the states where we operate: Florida, Georgia, North
Carolina and South Carolina;
•the reinsurance agreements we have in place at the time of a loss;
•the mix of business written by us;
•changes in the legal or regulatory environment related to the business we write;
•trends in legal defense costs; and
•inflation in the cost of claims including inflation related to labor and building materials.
Losses and LAE increased $7.2 million, or 7.9%, to $98.0 million for the year ended December 31, 2025 from $90.8 million for the year ended December 31, 2024. The increase in losses and LAE was primarily driven by higher gross premiums earned, partially offset by the absence of significant storm activity in Florida during the current period.
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
Policy acquisition expenses decreased $10.1 million, or 32.0%, to $21.4 million for the year ended December 31, 2025 from $31.5 million for the year ended December 31, 2024. The decrease was primarily driven by lower acquisition costs associated with Citizens take-outs and partially offset by higher ceded commissions related to growth in the voluntary business.
General and administrative expenses consist of expenses of our operations including employee compensation and benefits, technology costs, facilities costs and professional services fees, including legal, accounting and actuarial fees, as well as general corporate overhead expenses. As noted above, a certain portion of our ceding commissions are allocated to general and administrative expenses.
General and administrative expenses increased $10.9 million, or 35.5%, to $41.9 million for the year ended December 31,
2025 from $31.0 million for the year ended December 31, 2024. The increase was primarily driven by one-time stock-
based and cash compensation expenses, the termination payment related to the management services agreement, and other
IPO-related costs, along with higher salaries and consulting fees to support the public company operations and ongoing growth.
Income tax (benefit) expense relates to federal and state income taxes. The amount of income tax expense or benefit recorded in future periods will depend on the jurisdictions in which we operate and the tax laws and regulations in effect.
The Company is subject to payment of U.S. federal and state income taxes as a corporation.
Income tax expense was $15.4 million and $11.3 million for the year ended December 31, 2025 and 2024, respectively.
Our effective tax rate for the year ended December 31, 2025 and 2024 was 13.4% and 22.1%, respectively. On May 7,
2025, the Company reorganized its structure through a tax-free transaction, which changed its tax status from a limited liability company, treated as a partnership for federal income tax purposes, to a corporation subject to United States federal income tax, under Subchapter C of the Internal Revenue Code. Conversion from a non-taxable entity to a corporation is considered a change in tax status, and has been reflected in the consolidated financial statements in accordance with the relevant accounting guidance. The change in tax status created deferred tax assets of approximately $9.7 million as a one-
time gain in 2025 resulting in a lower effective tax rate for the year ended December 31, 2025.
Key Business Metrics and Ratios
Loss ratio
Loss ratio is the ratio of losses and LAE to net premiums earned plus policy fees. We add policy fees to net premiums earned when calculating our loss and expense ratios to include the total revenue produced by a policy, given they are earned when a policy is written. Our loss ratio decreased by 9.2 percentage points for the year ended December 31, 2025, to 38.7%, compared to 47.9% for the year ended December 31, 2024. The decrease in the loss ratio was primarily due to the increase in net premiums earned driven largely by our recent participation in the Citizens take-out program and the absence of significant storm activity in Florida during the current period.
Expense ratio
Expense ratio is the ratio of policy acquisition expenses and general and administrative expenses to net premiums earned plus policy fees. Our expense ratio decreased by 8.0 percentage points to 25.0% for the year ended December 31, 2025 compared to 33.0% for the year ended December 31, 2024 primarily due to higher net premiums earned driven by our recent participation in the Citizens take-out program and premiums from new and renewal policies written through the
Voluntary Market, partially offset by non-recurring expenses and higher salaries and consulting fees related to the IPO and ongoing public company operations.
Combined ratio
Combined ratio is the sum of the loss ratio and the expense ratio. We utilize combined ratio to assess our underwriting performance. A combined ratio below 100% indicates an underwriting profit, while a combined ratio exceeding 100%
indicates an underwriting loss. Our combined ratio improved to 63.7% for the year ended December 31, 2025 from 80.9%

for the year ended December 31, 2024. This improvement was due largely to our recent participation in the Citizens take-
out program, which resulted in a financial benefit by reducing our expense ratio and loss ratio and resulted in a disproportionate increase in net premiums earned, and the absence of significant storm activity in Florida during the current period.
Return on equity
Return on equity is defined as net income, divided by the average beginning and ending shareholders’ equity during the applicable period. Our return on equity increased to 39.9% for the year ended December 31, 2025 from 26.8% for the year ended December 31, 2024. The increase in our return on equity was due to an increase in net income during the period partially offset by growth in shareholders’ equity as a result of retained earnings and proceeds from our IPO.
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

Non-GAAP Measure	Comparable GAAP Measure
Underwriting income (loss)	Income before taxes
Adjusted net income	Net income
Adjusted earnings per share	Earnings per share
Adjusted return on equity	Return on equity
Underlying loss and loss adjustment expense ratio	Losses and loss adjustment expense ratio
Gross underlying loss and loss adjustment expense ratio	Losses and loss adjustment expense ratio
Ceded catastrophe excess of loss premiums ratio	Ceded premiums earned to gross premiums earned
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
Underwriting income increased by $55.8 million, or 154.3%, to $91.9 million from $36.1 million for the year ended
December 31, 2024. The increases were due largely to the financial benefits of our participation in the Citizens take-out program, as well as improved underwriting performance reflecting higher earned premiums from new and renewal policies written during the period.

Underwriting income for the years ended December 31, 2025 and 2024 reconciles to income before taxes as follows:

	Year Ended December 31,
($ in thousands)	2025	2024
Income before taxes	$115,057	$51,039
Less:
Net investment income	21,704	14,180
Net realized gains on investments	569	119
Other income	892	607
Underwriting income	$91,892	$36,133
Adjusted net income and Adjusted earnings per share
Adjusted net income is a non-GAAP financial measure defined as net income excluding net realized gains or losses on investments, stock compensation expense, and certain non-recurring or non-cash expenses, including those incurred in connection with our IPO, net of tax. We use adjusted net income as an internal performance measure in the management of our operations because we believe it gives us and users of our financial information useful insight into our results of operations and our underlying business performance excluding the impact of realized gains and losses on the sale of securities, which we do not view as core to the underlying trends in our business. Adjusted net income should not be viewed as a substitute for net income calculated in accordance with GAAP, and other companies may define adjusted net income differently.
For the year ended December 31, 2025, adjusted net income increased by $65.5 million, or 165.2%, to $105.2 million from
$39.6 million for the year ended December 31, 2024. The increase was due largely to the financial benefits of our recent participation in the Citizens take-out program and higher net premiums earned, as well as improved underwriting performance due in part to the absence of significant storm activity in Florida during the current period.
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

Adjusted net income and adjusted earnings per share for the year ended December 31, 2025 and 2024 reconciles to net income and earnings per share, respectively, as follows:

	Year Ended December 31,
($ in thousands)	2025	2024
Net Income	$99,621	$39,742
Add:
Stock compensation(1)	10,433	—
Termination of management services agreement(2)	3,000	—
One-time bonus(2)	1,387	—
One-time IPO expenses(2)	1,654	—
Post IPO transition expenses(2)	2,287	—
Less:
Net realized gains on Investments	569	119
Change in tax status(3)	9,722	—
Tax effect(4)	2,930	(25)
Adjusted net income	$105,161	$39,648
Adjusted income allocated to participating securities	2,190	1,711
Numerator:
Adjusted net income available for common shareholders	$102,971	$37,937
Denominator:
Weighted average common shares outstanding:
Basic	17,235,168	12,904,495
Diluted	17,235,376	12,904,495
Adjusted earnings per share:
Basic	$5.97	$2.94
Diluted	$5.97	$2.94
(1)Stock-based compensation expense recognized of $10,433 for the year ended December 31, 2025, and approximately $4,241 was nondeductible for U.S. federal income tax purposes.
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
While the Company’s actual effective tax rates for the year ended December 31, 2025 and 2024 were 13.4% and 22.1%
respectively, the use of the statutory rate provides a consistent and simplified approach for comparability. This approach is applied uniformly, including to items that may be partially or fully nondeductible for tax purposes. The tax effect row is presented exclusive of the change in tax status impact.
Adjusted return on equity
Adjusted return on equity is a non-GAAP financial measure defined as adjusted net income divided by the average of beginning and ending shareholders’ equity during the applicable period and is annualized for periods of less than one year.
We use adjusted return on equity as an internal performance measure in the management of our operations because we believe it gives us and users of our financial information useful insight into our underlying business performance. Adjusted return on equity should not be viewed as a substitute for any metrics calculated in accordance with GAAP, and other companies may define adjusted return on equity differently.
Adjusted return on equity increased by 15.3 percentage points, to 42.1% for the year ended December 31, 2025 from
26.8% for the year ended December 31, 2024. The increase in adjusted return on equity over the prior period end balance was primarily due to an increase in net income during the period, partially offset by growth in shareholders’ equity as a result of retained earnings and proceeds from our IPO.
Adjusted return on equity for the years ended December 31, 2025 and 2024 reconciles to return on equity as follows:

	Year Ended December 31,
($ in thousands)	2025	2024
Net income	$99,621	$39,742
Average beginning and ending shareholders’ equity(1)	249,707	148,179
Return on equity	39.9%	26.8%
Adjusted net income (after tax)(2)(3)	$105,161	$39,648
Average shareholders’ equity	249,707	148,179
Adjusted return on equity(2)(3)	42.1%	26.8%
(1)Average beginning and ending shareholders’ equity represents the average of shareholders' equity at the beginning and end of the year presented.
(2)Adjusted return on equity is the adjusted net income (after tax) divided by the average beginning and ending shareholders’ equity.
(3)We included the tax impact of all adjustments to adjusted net income using the US federal statutory corporate tax rate of 21%.
While the Company’s actual effective tax rates for the year ended December 31, 2025 and 2024 were 13.4% and 22.1%
respectively, the use of the statutory rate provides a consistent and simplified approach for comparability. This approach is applied uniformly, including to items that may be partially or fully nondeductible for tax purposes.
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
We experienced favorable net prior year reserve development of $1.8 million for the year ended December 31, 2025 and favorable net prior year development $3.2 million for the year ended December 31, 2024. We experienced no catastrophe losses for the year ended December 31, 2025. For the year ended December 31, 2024, we experienced $32.2 million of catastrophe losses related to Property Claims Services, coded storm activity during the period primarily due to Hurricane
Helene and a severe convective storm in May 2024.
The underlying loss and loss adjustment expense ratio increased to 39.4% for the year ended December 31, 2025 from
32.6% for the year ended December 31, 2024, primarily due to the lack of catastrophe losses in 2025 combined with the increase in net premiums earned resulting from our participation in the Citizens take-out program and voluntary policy and premium growth.

The following table summarizes loss ratios and underlying loss and LAE ratios for the years ended December 31, 2025 and
2024:

	Year Ended December 31,
($ in thousands)	2025	2024
Total Net Premiums Earned	$242,923	$182,055
Plus: Policy Fees	10,397	7,393
Total Net Premiums Earned Plus Policy Fees	253,320	189,448
Losses and Loss Adjustment Expenses, Net	$98,034	$90,832
Loss and Loss Adjustment Expense Ratio (% Net Premiums Earned Plus Policy Fees)	38.7%	47.9%
Less:
Current Year Net Catastrophe Losses	—	32,192
Prior Year Net Reserve Development	(1,814)	(3,187)
Underlying Loss and Loss Adjustment Expenses, Net	$99,848	$61,827
Underlying Loss and Loss Adjustment Expense Ratio (% Net Premiums Earned Plus Policy Fees)	39.4%	32.6%
Gross underlying non-catastrophe loss and loss adjustment expense ratio
Gross underlying non-catastrophe loss and loss adjustment expense ratio is a non-GAAP measure. We calculate the gross underlying non-catastrophe loss and LAE ratio by adding net underlying loss and LAE and ceded non-catastrophe losses and dividing that amount by the sum of total gross earned premium and policy fees. We use the gross underlying non-
catastrophe loss and LAE ratio to analyze our loss trends before the impact of reinsurance.
Catastrophe reinsurance windfalls from Citizens takeouts, changes in catastrophe reinsurance pricing, and changes in the structure of our quota share program can have a significant impact on underlying loss and LAE ratios. We believe it is useful for investors to evaluate the cost of non-catastrophe losses for every dollar of gross premium earned. The most comparable GAAP measure is the net loss and LAE ratio. The gross underlying loss and LAE ratio should not be considered a substitute for net loss and LAE ratio and does not reflect the overall profitability of our business.
The following tables summarize the gross underlying non-catastrophe loss and LAE ratios for year ended December 31,
2025, and 2024:

	Year Ended December 31,
($ in thousands)	2025	2024
Total Gross Premiums Earned	$884,958	$682,216
Plus: Policy Fees	10,397	7,393
Total Gross Premiums Earned Plus Policy Fees	895,355	689,609
Losses and Loss Adjustment Expenses, Net	98,034	90,832
Less:
Current Year Net Catastrophe Losses	—	32,192
Prior Year Net Reserve Development	(1,814)	(3,187)
Underlying Loss and Loss Adjustment Expenses, Net	$99,848	$61,827
Add:
Ceded Non-Catastrophe Loss and Loss Adjustment Expense	52,522	55,381
Gross Underlying Non-Catastrophe Loss and Loss Adjustment Expenses, Net	$152,370	$117,208
Loss and Loss Adjustment Expense Ratio (% Net Premiums Earned Plus Policy Fees)	38.7%	47.9%
Gross Underlying Non-Catastrophe Loss and Loss Adjustment Expense Ratio (% Gross Premiums Earned Plus Policy Fees)	17.0%	17.0%

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
Ceded catastrophe excess of loss premiums ratio decreased 0.4 percentage points, to 44.5% for the year ended December
31, 2025 from 44.9% for the year ended December 31, 2024. This decrease was primarily driven by an increase in gross premiums earned related to our participation in the Citizens take-out program, which increased at a higher rate than ceded catastrophe excess of loss premiums, as well as risk-adjusted decreases in reinsurance pricing from the June 1, 2025 catastrophe excess of loss reinsurance renewal.
The calculation of our ceded excess of loss premiums ratio for the year ended December 31, 2025 and 2024 is shown in the table below:

	Year Ended December 31,
($ in thousands)	2025	2024
Gross Premiums Earned	$884,958	$682,216
Total Ceded Premiums Earned	(642,035)	(500,161)
Less: NCQSR and other ancillary reinsurance treaties	(248,103)	(194,022)
Ceded Catastrophe Excess of Loss Premiums Earned	$(393,932)	$(306,139)
Ceded Catastrophe Excess of Loss Premiums Ratio	44.5%	44.9%
Liquidity and Capital Resources
Liquidity is a measure of a company’s ability to generate cash flows sufficient to meet the short-term and long-term cash requirements of its business operations. Funds generated from operations have been sufficient to meet our current and long-
term liquidity requirements.
The liquidity of the Company, comprised of cash, cash equivalents and our liquid fixed income portfolios, fluctuates from time to time. As of December 31, 2025, our liquidity totaled $592.7 million. A portion of that liquidity is not held at AIIC.
The total cash and cash equivalents not held at the insurance subsidiary was $143.3 million as of December 31, 2025. Our liquidity framework is designed to support operational flexibility, ensuring we can fund claims obligations, capital expenditures, and growth initiatives without reliance on external financing. In the event of a large loss event, we may utilize proceeds from our investment portfolios as a source of liquidity to service claims.
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
Future capital allocation decisions, including dividend distributions and share repurchases, will be determined by our Board of Directors based on profitability trends, regulatory considerations, and long-term stockholder value objectives. We did not declare or pay any dividends during 2025. On February 24, 2026, our Board of Directors declared a special cash dividend of $1.02 per share of Common Stock payable on March 30, 2026 to stockholders of record at the close of business on March 16, 2026. The aggregate amount of the payment to be made in connection with this special cash dividend will be approximately $20 million, and we plan to pay such dividend using cash on hand.
While we currently intend to retain any future earnings for use in the operation of our business and have no plans to declare or pay any additional cash dividends in the foreseeable future (other than the special dividend referenced above), our Board of Directors may, from time to time, reassess whether to declare dividends in the future.
As discussed in Note 10 – “Regulatory Requirements and Restrictions” in the notes to our consolidated financial statements, there are limitations on the dividends a subsidiary may pay to its immediate parent company.
The maximum amount of dividends that can be paid by Florida insurance companies without prior approval of the Florida
Office of Insurance Regulation is subject to restrictions as referenced below and in Note 10 – “Regulatory Requirements and Restrictions” in the notes to our consolidated financial statements. Dividends from AIIC can only be paid from accumulated unassigned funds derived from net operating profits and net realized capital gains. Subject to such accumulated unassigned funds, the maximum dividend that may be paid by AIIC to the Company without prior approval is further limited to the lesser of statutory net income from operations of the preceding calendar year or statutory unassigned surplus as of the preceding year end. As of December 31, 2025, AIIC has not declared dividends.
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

Our cash flows for the years ended December 31, 2025 and 2024 were:

	Year Ended December 31,
($ in thousands)	2025	2024
Cash and cash equivalents (net) provided by: Operating activities	$138,192	$148,909
Cash and cash equivalents (net) used in: Investing activities	(135,079)	(19,369)
Cash and cash equivalents (net) provided by (used in): Financing activities	61,734	(12,436)
Net increase in cash and cash equivalents	$64,847	$117,104
Cash provided by operating activities was $138.2 million for the year ended December 31, 2025 compared to $148.9 million provided by operating activities for the year ended December 31, 2024. The decrease in cash provided by operating activities resulted from higher cash outflows related to reinsurance activity and loss payments associated with increased gross premiums earned.
Cash used in investing activities was $(135.1) million for the year ended December 31, 2025 compared to $(19.4) million used in investing activities for the year ended December 31, 2024. The increase in net cash used in investing activities was primarily attributable to the purchases of fixed income securities in excess of proceeds from sales and maturities of fixed maturity securities during the period.
Net cash provided by financing activities was $61.7 million for the year ended December 31, 2025 compared to $(12.4)
million used in financing activities for the year ended December 31, 2024. The increase in net cash provided by financing activities was primarily attributable to proceeds from the Company’s IPO, slightly offset by an increase in the distribution made to members to pay federal income tax prior to the IPO and a discretionary distribution that was paid out to members prior to the IPO.
Capitalization
Capital resources provide protection for policyholders, furnish the financial strength to support the business of underwriting insurance risks and facilitate continued business growth. The following table provides our shareholders’
equity, total long-term debt, total capital resources, debt-to-total capital ratio and debt-to-equity ratio as of December 31,
2025, and December 31, 2024.

	Year Ended December 31,
($ in thousands)	2025	2024
Shareholders’ equity	$337,022	$162,392
Long-term debt	618	1,029
Total capital resources	337,640	163,421
Debt-to-total capital ratio	0.2%	0.6%
Debt-to-equity ratio	0.2%	0.6%
The debt-to-total capital ratio is calculated as total long-term debt divided by total capital resources, whereas the debt-to-
equity ratio is calculated as total long-term debt divided by shareholders’ equity. These ratios help management measure the amount of financing leverage in place in relation to equity and future leverage capacity.
Critical Accounting Policies and Estimates
In order to align with GAAP, preparing financial statements requires us to forecast future events through estimates and assumptions. These projections, along with their underlying assumptions, significantly impact the reported values of assets and liabilities, the disclosure of potential assets and liabilities, and the recorded figures for revenues and expenses. Among the accounting estimates, the accounting estimates discussed below are those that demand judgment, where different decisions could lead to substantial alterations in the reported outcomes. For a detailed discussion of our accounting policies, see our notes to the consolidated financial statements. Our current critical accounting policies and estimates are:
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
•Incremental cost per closed claim method: This method is similar to the frequency/severity method except that paid severities are selected for each incremental development period, and then are trending using selected short-
term and long-term trend factors.
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
These amounts fell within the range of total reserves provided by our independent actuary. As of December 31, 2025, we recorded $10.7 million in case reserves and an additional $255.9 million for IBNR reserves, totaling $266.6 million in reserves, with an added $269.1 million attributable to reinsurance claims payable.
For further detail, see Note 8 – “Liability for Unpaid Losses and Loss Adjustment Expenses” in our notes to the consolidated financial statements.

($ in thousands)	Actual	Low Estimate	% Change from Actual	High Estimate	% Change from Actual
Loss Reserves	$80,876	$70,994	13.9%	$86,758	7.3%
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
We estimate the fair value of our investments using the closing prices on the last business day of the reporting period, obtained from active markets using independent pricing source. For securities for which quoted prices in active markets are unavailable, we use observable inputs such as quoted prices in inactive markets, quoted prices in active markets for similar instruments, benchmark interest rates, broker quotes and other relevant inputs. Our estimates of fair value reflect the interest rate environment that existed as of the close of business on December 31, 2025 and December 31, 2024. Changes in interest rates subsequent to December 31, 2025 may affect the fair value of our investments.
Investment securities are subject to fluctuations in fair value due to changes in issuer-specific circumstances, such as credit rating, and changes in industry-specific circumstances, such as movements in credit spreads based on the market’s perception of industry risks. In addition, fixed maturities are subject to fluctuations in fair value due to changes in interest rates as a result of governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. A rise in interest rates would decrease the net unrealized holding gains of our investment portfolios, offset by our ability to earn higher rates of return on funds reinvested. Conversely, a decline in interest rates would increase the net unrealized holding gains of our investment portfolios, offset by lower rates of return on funds reinvested. Unrealized gains and losses on our fixed maturity securities are included in accumulated other comprehensive income as a separate component of total shareholders’ equity.
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
See Note 2 – “Significant Accounting Policies” in our notes to the consolidated financial statements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
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
As of December 31, 2025, and December 31, 2024, our investment portfolios contained fixed-maturity securities. These securities are not intended for trading or speculative purposes. Our primary aim is to maximize after-tax investment income while ensuring sufficient liquidity to fulfill policyholder obligations. Additionally, we strive to minimize market risk, which encompasses potential economic losses resulting from adverse fluctuations in securities’ prices.
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
The effective weighted average duration of our fixed income portfolio at AIIC was 2.09 years and 0.95 years at December
31, 2025 and 2024, respectively. As of December 31, 2025, the estimated weighted-average credit quality rating of the fixed income portfolio was AA-.
Interest Rate Risk
Interest rate risk is the risk that we will incur economic losses due to adverse changes in interest rates. When market interest rates rise, the fair value of our fixed maturity securities decreases. Conversely, as interest rates fall, the fair value of our fixed maturity securities increases. Credit risk is the potential loss resulting from adverse changes in an issuer’s ability to repay its debt obligations. Credit risk can expose us to potential losses arising principally from adverse changes in the financial condition of the issuers of our fixed maturity securities. We mitigate the risk by primarily investing in fixed-
maturity securities that are rated “BBB” (S&P) or higher and diversifying our investment portfolios to avoid concentrations in any single issuer or business sector.

We had fixed maturity securities with fair value of $330.5 million at December 31, 2025 that were subject to interest rate risk. The following table illustrates the impact of hypothetical changes in interest rates to the fair value of our fixed-
maturity securities at December 31, 2025 ($ in thousands):

Hypothetical Change in Interest Rates	Estimated Fair Value	Change in Estimated Fair Value	Percentage Increase (Decrease) in Estimated Fair Value
300 basis-point increase	$300,866	$(29,623)	(9.0)%
200 basis-point increase	312,307	(18,182)	(5.5)%
100 basis-point increase	322,181	(8,307)	(2.5)%
Fair Value	$330,489	$—	—%
100 basis-point increase	337,229	6,740	2.0%
200 basis-point increase	342,403	11,914	3.6%
300 basis-point increase	346,009	15,520	4.7%
Credit Risk
Credit risk is the potential loss resulting from adverse changes in an issuer’s ability to repay its debt obligations. We have exposure to credit risk as a holder of fixed maturity investments. Credit risk can expose us to potential losses arising principally from adverse changes in the financial condition of the issuers of our fixed maturity securities. We mitigate the risk by primarily investing in fixed-maturity securities that are rated “BBB” (S&P) or higher and diversifying our investment portfolios to avoid concentrations in any single issuer or business sector. Pursuant to our investment policy, only $1.0 million may be invested in below investment grade bonds. The following table presents the composition of our fixed-maturity securities, consisting of bonds and redeemable preferred stocks, by rating, at December 31, 2025 (in thousands):

Comparable Rating	Amortized Cost	% of Total Amortized Cost	Estimated Fair Value	% of Total Estimated Fair Value
AAA	$53,037,884	16.2%	$53,458,242	16.2%
AA+	61,033,754	18.6%	61,445,932	18.6%
AA	—	—%	—	—%
AA-	14,009,741	4.3%	14,138,943	4.3%
A+	21,192,217	6.5%	21,346,946	6.5%
A	35,593,642	10.9%	35,961,014	10.9%
A-	84,008,562	25.6%	84,823,280	25.7%
BBB+	18,742,888	5.7%	18,854,088	5.7%
BBB	27,460,992	8.4%	27,547,830	8.3%
BBB-	4,101,216	1.3%	4,127,632	1.2%
BB+	—	—%	—	—%
BB	—	—%	—	—%
No rating	8,729,781	2.7%	8,784,879	2.7%
Total	$327,910,677	100%	$330,488,786	100%
In addition, we are subject to credit risk with respect to our third-party reinsurers. Although our third-party reinsurers are obligated to reimburse us to the extent we cede risk to them, we are ultimately liable to our policyholders on all risks we have ceded. As a result, reinsurance contracts do not limit our ultimate obligations to pay claims covered under the insurance policies we issue and we might not collect amounts recoverable from our reinsurers. We address this credit risk by selecting reinsurers that have an A.M. Best Financial Strength Rating of “A-” (Excellent) or better at the time we enter into the agreement or for which we hold collateral equal to 100% of the reinsurance recoverable. We also perform, along with our third-party reinsurance broker, periodic credit reviews of our reinsurers. If one of our reinsurers suffers a credit downgrade, we may consider various options to lessen the risk of asset impairment, including commutation, novation and letters of credit.

Item 8. Financial Statements and Supplementary Data
Index to Consolidated Financial Statements
American Integrity Insurance Group, Inc.

Report of Independent Registered Public Accounting Firm
To the Shareholders, Board of Directors, and Audit Committee
American Integrity Insurance Group, Inc.
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of American Integrity Insurance Group, Inc. (the
Company) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31,
2025, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and
2024, and the results of its operations and its cash flows for each of the years in the two year period ended December 31,
2025, in conformity with accounting principles generally accepted in the United States of America (GAAP).
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits.
We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States)
(PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Forvis Mazars, LLP
We have served as the Company’s auditor since 2024.
Tampa, Florida
February 26, 2026

American Integrity Insurance Group, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share and per share data)

	December 31,
	2025	2024
Assets
Fixed maturities, available-for-sale, at fair value (amortized cost of $327,910 and $214,505, respectively)	$330,489	$214,045
Short-term investments (amortized cost of $18,121 and $—, respectively)	18,121	—
Total investments	348,610	214,045
Cash and cash equivalents	203,902	173,220
Restricted cash	40,217	6,052
Premiums receivable, net	45,031	51,594
Accrued investment income	3,458	2,174
Prepaid reinsurance premiums	275,093	268,254
Reinsurance recoverable, net	269,056	462,097
Property and equipment, net	5,718	1,843
Right-of-use assets – operating leases	449	2,498
Deferred income tax asset, net	8,636	—
Other assets	24,904	16,368
Total assets	$1,225,074	$1,198,145
Liabilities and shareholders’ equity
Liabilities:
Unpaid losses and loss adjustment expenses	$266,591	$475,708
Income tax payable	2,680	11,873
Unearned premiums	481,557	421,881
Reinsurance payable	78,526	56,348
Advance premiums	11,752	6,561
Deferred income tax liability, net	—	1,122
Long-term debt	618	1,029
Lease liabilities – operating leases	458	2,612
Deferred policy acquisition costs, net of unearned ceding commissions	12,902	31,931
Other liabilities and accrued expenses	32,968	26,688
Total liabilities	$888,052	$1,035,753
Shareholders’ equity:(1)
Common stock, $0.001 par value, 100,000,000 shares authorized, 19,579,009 shares issued and outstanding at December 31, 2025 and 12,904,495 shares issued and outstanding at December 31, 2024	$20	$13
Additional paid-in capital	105,896	10,274
Accumulated other comprehensive income (loss), net of taxes	1,928	(327)
Retained earnings	229,178	152,432
Total shareholders’ equity	$337,022	$162,392
Total liabilities and shareholders’ equity	$1,225,074	$1,198,145
See accompanying notes to consolidated financial statements.
(1)Both the number of shares outstanding and their par value have been retrospectively recast for all prior periods presented to reflect the par value of the outstanding stock of American Integrity Insurance Group, Inc. as a result of the Corporate Contribution. See
Note 1 — “Nature of Operations and Basis of Presentation” and Note 15 — “Earnings Per Share.”

American Integrity Insurance Group, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income
(In thousands, except share and per share data)

	For the Years Ended December 31,
	2025	2024
Revenues:
Gross premiums written	$944,634	$767,678
Change in gross unearned premiums	(59,676)	(85,462)
Gross premiums earned	884,958	682,216
Ceded premiums earned	(642,035)	(500,161)
Net premiums earned	242,923	182,055
Policy fees	10,397	7,393
Net investment income	21,704	14,180
Net realized gains on investments	569	119
Other income	892	607
Total revenues	276,485	204,354
Expenses:
Losses and loss adjustment expenses, net	98,034	90,832
Policy acquisition expenses	21,446	31,532
General and administrative expenses	41,948	30,951
Total expenses	161,428	153,315
Income before income taxes	115,057	51,039
Income tax expense	15,436	11,297
Net income	$99,621	$39,742
Other comprehensive income:
Unrealized holding gains on available-for-sale securities, net of taxes	2,680	802
Reclassification adjustment for net realized gains, net of taxes	(425)	(94)
Total other comprehensive income	2,255	708
Comprehensive income	$101,876	$40,450
Earnings per share:(1)
Basic earnings per share	$5.65	$2.95
Diluted earnings per share	$5.65	$2.95
Weighted average shares outstanding – Basic	17,235,168	12,904,495
Weighted average shares outstanding – Diluted	17,235,376	12,904,495
See accompanying notes to consolidated financial statements.
(1)Both the number of shares outstanding and their par value have been retrospectively recast for all prior periods presented to reflect the par value of the outstanding stock of American Integrity Insurance Group, Inc. as a result of the Corporate Contribution. See
Note 1 — “Nature of Operations and Basis of Presentation” and Note 15 — “Earnings Per Share.”

American Integrity Insurance Group, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(In thousands, except share amounts)

	Common Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2023	12,904,495	$13	$10,274	$124,714	$(1,035)	$133,966
Distributions to members – tax advances and profit distributions ($0.93 per share)(1)	—	—	—	(12,024)	—	(12,024)
Total other comprehensive income	—	—	—	—	708	708
Net income	—	—	—	39,742	—	39,742
Balance at December 31, 2024	12,904,495	$13	$10,274	$152,432	$(327)	$162,392
Distributions to members – tax advances and profit distributions ($1.17 per share)(1)	—	—	—	(22,875)	—	(22,875)
Total other comprehensive income	—	—	—	—	2,255	2,255
Net income	—	—	—	99,621	—	99,621
Vesting of restricted stock awards	659,101	1	10,579	—	—	10,580
Tax withholding on vesting of restricted stock awards	(234,587)	—	(3,753)	—	—	(3,753)
Stock-based compensation on restricted stock units	—	—	29	—	—	29
Issuance of common stock in connection with initial public offering, net of underwriting discounts and commissions and other offering costs	6,250,000	6	88,767	—	—	88,773
Balance at December 31, 2025	19,579,009	$20	$105,896	$229,178	$1,928	$337,022
See accompanying notes to consolidated financial statements.
(1)The distributions were made to members prior to the IPO. See Note 1 — “Nature of Operations and Basis of Presentation” and
Note 12 — “Shareholders’ Equity.”

American Integrity Insurance Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	For the Years Ended December 31,
	2025	2024
Cash flows provided by (used in) operating activities
Net income	$99,621	$39,742
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation expense	10,609	—
Amortization and depreciation	2,280	2,841
Deferred income taxes	(10,525)	(2,110)
Net realized (gains)	(569)	(119)
Changes in operating assets and liabilities:
Premiums receivable	6,563	(14,825)
Accrued investment income	(1,284)	(479)
Prepaid reinsurance premiums	(6,839)	(42,324)
Reinsurance recoverable	193,041	(136,807)
Other assets	(8,537)	(7,981)
Unpaid losses and loss adjustment expense	(209,117)	196,316
Unearned premiums	59,676	88,079
Reinsurance payable	22,178	(4,713)
Advance premiums	5,191	(4,132)
Income taxes payable (recoverable)	(9,193)	12,640
Operating lease payments	(2,279)	(2,083)
Deferred policy acquisition costs, net unearned ceding commissions	(19,029)	31,931
Other liabilities and accrued expenses	6,405	(7,067)
Net cash provided by operating activities	138,192	148,909
Cash flows provided by (used in) investing activities
Purchases of property and equipment	(5,017)	(1,307)
Proceeds from sales and maturities of fixed maturity securities	120,267	83,223
Purchases of fixed maturity securities	(232,488)	(103,242)
Proceeds from sales and maturities of short-term investments	15,144	1,957
Purchases of short-term investments	(32,985)	—
Net cash used in investing activities	(135,079)	(19,369)
Cash flows provided by (used in) financing activities
Proceeds from initial public offering, net of underwriting discounts and commissions	93,000	—
Payments on tax withheld on vesting of restricted stock awards	(3,753)	—
Cash distributions to members(1)	(22,875)	(12,024)
Repayment of long-term debt	(411)	(412)
Payments of initial public offering costs	(4,227)	—
Net cash from provided by (used in) financing activities	61,734	(12,436)
Net increase in cash, cash equivalents and restricted cash	64,847	117,104
Cash, cash equivalents and restricted cash at beginning of year	179,272	62,168
Cash, cash equivalents and restricted cash at end of period	$244,119	$179,272
(1)The distributions were made to members prior to the IPO. See Note 1 — “Nature of Operations and Basis of Presentation” and
Note 12 — “Shareholders’ Equity.”

American Integrity Insurance Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	For the Years Ended December 31,
	2025	2024
Supplemental disclosures of cash flow information
Interest paid	$27	$65
Income taxes paid	$35,335	$1,000
See accompanying notes to consolidated financial statements.
The following table is a reconciliation of cash, cash equivalents, and restricted cash reported within the Company’s consolidated balance sheets:

	For the Years Ended December 31,
	2025	2024
Cash and cash equivalents	$203,902	$173,220
Restricted cash	40,217	6,052
Total cash, cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows	$244,119	$179,272
See accompanying notes to consolidated financial statements.

American Integrity Insurance Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
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
The Company and its wholly-owned subsidiaries are engaged in the property and casualty insurance business. The
Company’s subsidiaries include American Integrity Insurance Company (f/k/a American Integrity Insurance
Company of Florida, Inc.) (“AIIC”), a property and casualty insurance company domiciled in the state of Florida;
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
The Company’s property and casualty insurance is currently offered in Florida, Georgia, North Carolina, and South
Carolina.
Basis of Presentation and Principles of Consolidation
The Company has prepared the accompanying consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and the Securities and Exchange
Commission. References to the Accounting Standard Codification (“ASC”) and the Accounting Standard Updates
(“ASU”) included hereinafter refer to the Accounting Standards Codification and Updates issued by the Financial
Accounting Standards Board (“FASB”) as the source of the authoritative GAAP. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included in these consolidated financial statements.
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, as well as variable interest entities (“VIE”) in which the Company is determined to be the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation.
The consolidated financial statements for prior periods give effect to the Corporate Contribution discussed below, including the exchange of all 122,900 units of AIIG for an aggregate of 12,904,495 shares of Common Stock of the
Company, which is equivalent to an overall exchange ratio of one-for-105. All share and earnings per share amounts presented herein have been retroactively adjusted to give effect to the Corporate Contribution as if they occurred prior to all prior periods presented.

American Integrity Insurance Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data, unless otherwise stated)
Consolidation of Variable Interest Entities
For entities in which the Company has variable interests, the Company first evaluates whether the entity meets the definition of a VIE or a voting interest entity (“VOE”). If the entity is a VIE, the Company focuses on identifying whether it has the power to direct the activities that most significantly impact the VIE’s economic performance and whether it has the obligation to absorb losses or the right to receive benefits from the VIE. If the Company is the primary beneficiary of a VIE, the assets, liabilities, and results of operations of the variable interest entity will be included in the Company’s consolidated financial statements. If the entity is a VOE, the Company evaluates whether it has the power to control the VOE through a majority voting interest or through other arrangements.
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
In connection with the IPO, the Company issued a net amount of 417,470 shares of restricted stock to certain employees and consultants (the “Restricted Stock Grant”) after giving effect to the withholding of approximately
234,587 shares of Common Stock to satisfy the estimated tax withholding and remittance obligations (the
“Restricted Stock Grant Net Settlement”). The Company incurred a one-time share-based compensation expense of
$10.4 million in connection with the Restricted Stock Grant, which was expensed in general and administrative expenses on the consolidated statements of operations and comprehensive income. The Company also paid $3.8 million for tax withheld on vesting of restricted stock in connection with the Restricted Stock Grant Net Settlement.
The compensation expense for these awards was recognized in the second quarter of 2025.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. As a result, actual results could differ from those estimates. Management evaluates estimates on an ongoing basis when updated information related to such estimates becomes available. The most significant areas that require management judgment are the estimate of unpaid losses and loss adjustment expenses, evaluation of reinsurance recoverable, evaluation of ceding commission, and valuation of investments.
2.           Significant Accounting Policies
Cash and Cash Equivalents
Cash and cash equivalents include demand deposits with financial institutions and other highly-liquid short-term investments with original maturities of three months or less. These amounts are carried at cost, which approximates fair value. Any net negative cash balances with any individual financial institution in which conditions for the right of set off are met are excluded from cash and cash equivalents. These amounts represent outstanding checks or drafts not yet cleared by the financial institution and are reclassified to liabilities and presented as book overdraft in

American Integrity Insurance Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data, unless otherwise stated)
the consolidated balance sheets. The balance for book overdraft was zero as of December 31, 2025 and
December 31, 2024.
Restricted Cash and Cash Equivalents
Restricted cash represents cash deposits held by certain states in which the Company’s insurance subsidiary conducts business to meet regulatory requirements and is not available for immediate business use. Restricted cash related to individual state regulatory deposits was $853 and $536 as of December 31, 2025 and December 31, 2024,
respectively. Restricted cash related to AIIC’s reinsurance agreement with Catstyle, a segregated account controlled by the Company, was $39,364 and $5,516 as of December 31, 2025 and December 31, 2024.
Investments
Fixed Maturity Securities
The Company currently classifies all of its investments in debt securities and short-term investments as available-
for-sale and reports them at fair value. Short-term investments consist of investments in interest-bearing assets with original maturities of 12 months or less. The Company records subsequent changes in value through the date of disposition as unrealized holding gains and losses, net of taxes, and includes them as a component of accumulated other comprehensive income until reclassified to earnings upon sale. Realized gains and losses on the sale of investments are determined using the specific-identification method and included in earnings. The Company amortized any premium or discount on fixed maturities over the remaining maturity period of the related securities using the effective interest method and reports the amortization in net investment income. The Company recognizes dividends and interest income when earned.
Quarterly, the Company performs an assessment of investments to determine if any are impaired as the result of a credit loss. An investment is impaired when the fair value of the investment declines to an amount less than the cost or amortized cost of that investment. For each fixed-income security in an unrealized loss position, if the intent is to sell the security or that it is more likely than not that the Company will be required to sell the security before recovery of the cost or amortized cost basis for reasons such as liquidity needs, contractual or regulatory requirements, the security’s entire decline in fair value is recorded in earnings. If the intent is not to sell the security or it is more likely than not that the Company will be required to sell the security, the Company will evaluate whether any impairment is attributable to credit-related factors. Such evaluation includes consideration of factors such as:
•Failure of the issuer of the security to make scheduled interest or principal payments
•Downgrades in the security’s credit rating since acquisition by 3 or more notches
•Adverse conditions specifically related to the security, an industry, or geographic area
•Changes in the financial condition of the issuer of the security
•The payment structure of the security and the likelihood of the issuer being able to make payments that increase in the future
Upon determination of a credit-related impairment, an allowance for credit losses (ACL) will be recognized and is measured as the amount by which the security’s amortized cost basis exceeds the entity’s best estimate of the present value of cash flows expected to be collected. The allowance is limited to the difference between the amortized cost basis and the security’s fair value. Subsequent recovery of any previously recorded impairment will be recognized through reversal of the ACL.
Deferred Transaction Costs
Deferred transaction costs consist of direct incremental legal, accounting, and consulting fees relating to the
Company’s IPO. The deferred transaction costs were offset against the IPO proceeds upon the completion of the offering in accordance with ASC 340-10-S99-1. A total of $4,227 of transaction costs were offset against the IPO proceeds and reported as a reduction to additional paid in capital (APIC) during the year ended December 31, 2025.
As of December 31, 2025 and December 31, 2024, there were no deferred transaction costs capitalized in other assets in the consolidated balance sheets.

American Integrity Insurance Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data, unless otherwise stated)
Restricted Stock
The restricted stock awards (“RSAs”) are subject to a service condition and are accounted for as equity under ASC
Topic 718, Compensation—Stock Compensation. The RSAs are valued based on the fair value of the underlying award, which is the closing price of the Company’s Common Stock on the date of grant. The Company recognizes the compensation cost for the RSAs on a straight-line basis over the awards’ vesting period as general and administrative expenses within the Company’s consolidated statements of operations and comprehensive income.
All related RSAs issued to date have vested immediately. The Company recognizes any award forfeitures when they occur.
In connection with the RSAs, the Company satisfies employee tax withholding obligations related to the vesting of restricted stock by withholding a portion of the shares otherwise issuable to employees. The shares withheld are immediately retired and are not held as treasury stock. As a result, both the number of shares issued and outstanding are reduced by the number of shares withheld and retired. The cash paid to tax authorities for these withheld shares is classified as a financing activity in the consolidated statements of cash flows.
The restricted stock units (“RSUs”) are subject to service-based vesting conditions and are accounted for as equity under ASC Topic 718, Compensation—Stock Compensation. RSUs are valued based on the fair value of the underlying award, which is the closing price of the Company’s Common Stock on the date of the grant. The
Company recognizes the compensation cost for RSUs on a straight-line basis over the awards’ three-year vesting period as general and administrative expenses within the Company’s consolidated statements of operations and comprehensive income. The Company recognizes any RSU forfeitures when they occur. The RSUs contain a contractual right to participate in dividends and other distributions paid by the Company.
Earnings Per Share
Basic net income per share is computed by dividing net income available to common shareholders by the weighted-
average common shares outstanding during the period. Diluted earnings per share is computed by dividing the
Company’s net income available to shareholders, by the weighted average number of shares outstanding during the period plus the impact of all potentially dilutive shares, such as preferred shares, unvested shares and options. The dilutive impact of share options and unvested shares is determined by applying the treasury stock method and the dilutive impact of any preferred shares is determined by applying the “if converted” method. The Company did not have any dilutive instruments in 2024, and therefore, diluted earnings per share is equal to basic earnings per share.
During 2025, approximately 208 shares were considered dilutive, primarily related to RSUs subject to a three-year straight-line vesting schedule. The impact of these dilutive shares was immaterial and did not change diluted earnings per share when rounded.
In connection with the Corporate Contribution described in Note 1 — “Nature of Operations and Basis of
Presentation,” all outstanding units were exchanged for shares of Common Stock, and all share and earnings per share amounts have been retroactively adjusted as if the exchange occurred at the beginning of the earliest period presented.
Fair Value of Financial Instruments
Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date (an exit price). ASC 820, Fair Value Measurements and
Disclosures (“ASC 820”) establishes a fair value hierarchy that prioritizes and ranks the level of observability of inputs used to measure investments at fair value. The observability of inputs is impacted by a number of factors, including the type of investment, characteristics specific to the investment, market conditions and other factors. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities
(Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).

American Integrity Insurance Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
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
For securities priced using a matrix price, a practical expedient approach is used where matrix priced assets are assigned as Level 2 in the fair value hierarchy for these matrix priced securities since the fair values are based on market-based information which considers yield and maturity.
Cash and cash equivalents, and restricted cash approximate fair value and are therefore excluded from the leveling table seen in Note 5 – “Fair Value Measurements.” The cost basis is determined to approximate fair value due to the short-term duration of the financial instruments.
Premiums Receivable
Generally, premiums are collected prior to or during the policy period as permitted under the Company’s payment plans. Premium receivables include amounts due from policyholders and agents for billed and uncollected premiums. Credit risk is minimized through the effective administration of policy payment plans whereby the rules governing policy cancellation minimize circumstances in which the Company extends insurance coverage without having received the corresponding premiums. The Company performs a policy-level evaluation to determine the extent the premium receivable balance exceeds the unearned premium balance. For these policies, an allowance for credit losses is estimated based on the length of collection periods, the creditworthiness of the insured, and historical experience. Cancellations are issued for policies with premiums outstanding for a period greater than is contractually permitted. As of December 31, 2025 and December 31, 2024, the Company recorded an allowance for credit losses of $3,764 and $3,077, respectively, for the expected credit losses related to premiums receivable.
Property and Equipment
Property and equipment are carried at cost, less accumulated depreciation and amortization. Depreciation is determined using the straight-line method over the estimated useful lives as follows: furniture, seven years; vehicle fleet, seven years; leasehold improvements, seven years; and computer equipment, three years. Leasehold improvements are amortized over the shorter of the lease term or the asset’s useful life, which is seven years.
Internally developed software is amortized over its estimated useful life of three years. Costs for internally developed software are capitalized during the application development stage. Expenditures for maintenance and repairs that do not improve or extend the life of the respective assets are expensed as incurred. The Company reviews its property and equipment for impairment annually and/or whenever changes in circumstances indicate that the carrying amount may not be recoverable.

American Integrity Insurance Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data, unless otherwise stated)
Premium Revenue
Premium revenue is earned on a daily pro rata basis over the contract period of the related insurance policies that are in force and is included in direct premiums earned. The portion of premiums not earned at the end of the year is recorded as unearned premiums. Premiums collected prior to the policy effective date are recorded as advance premiums on the consolidated balance sheets.
Policy Fees
Policy fees, which represent managing general agency (MGA) fees paid by policyholders to the Company’s managing general agency subsidiary, AIMGA (through the Company’s insurance subsidiary, AIIC) on all new and renewal insurance policies, are recognized as income at policy inception date, which coincides with the completion of the AIMGA’s performance obligation (upon completion of the placement of the policy).
Deferred Policy Acquisition Costs, Net of Ceding Commissions
Direct acquisition expenses, which primarily consist of commissions and premium taxes and other acquisition costs that vary with, and are directly related to the successful acquisition of insurance contracts, net of ceding commissions, are deferred and amortized to expense in proportion to the premium earned, generally over a period of one year. Ceding commissions from reinsurance agreements are recorded as a reimbursement for acquisition costs.
If the amount of unearned ceding commission exceeds the amount of deferred acquisition costs of the business ceded, the net amount is recorded as a separate liability. As of December 31, 2025 and December 31, 2024, the
Company has deferred ceding commission liabilities of $(71,712) and $(70,734), respectively. Unamortized deferred policy acquisition costs are subject to premium deficiency testing, as further discussed in “Premium Deficiency
Reserve” below.
Reinsurance
Reinsurance is used to reduce the exposure to losses arising from direct insurance policies, manage capacity and protect capital resources. However, the Company remains liable for all losses it incurs to the extent that any reinsurer is unable or unwilling to make timely payments under its reinsurance agreements. To minimize exposure to losses related to a reinsurer’s inability to pay, the financial condition of such reinsurer is evaluated initially upon placement of the reinsurance and periodically thereafter. In addition to considering a reinsurer’s financial condition, the collectability of the reinsurance recoverable is evaluated regularly based on other factors. Such factors include the amounts outstanding, length of collection periods, disputes, any collateral or letters of credit held and other relevant factors.
The accounting for reinsurance contracts depends on whether the reinsurance contract reinsures short-duration or long-duration insurance contracts, whether the reinsurance contract meets certain risk transfer conditions, and whether the reinsurance contract is prospective or retrospective. When the ceding company is indemnified by the reinsurer against the loss or liabilities (i.e., risk transfer), reinsurance accounting is required.
In establishing an allowance for credit losses related to reinsurance recoverables, the Company has elected to use a probability of default and loss-given default model. This model is applied to pools of recoverables that share similar risk characteristics, including risk ratings and availability of collateral. Management evaluates assumptions used within the allowance for credit loss analysis on a quarterly basis considering changes in credit ratings, probability of default rates, and changes in reinsurance recoverables balances. Management utilizes the aforementioned analysis of assumptions to estimate a range of possible current expected credit losses for the exposed population of reinsurance recoverables. As of December 31, 2025 and December 31, 2024, the exposure from this analysis was not considered material.
Reinsurance recoverables include reinsurance recoverables on paid losses and reinsurance recoverables on unpaid losses. Reinsurance recoverables on paid losses represent amounts currently due from reinsurers. Reinsurance recoverables on unpaid losses represent amounts that will be collectible from reinsurers once the losses are paid to the insured. Reinsurance recoverables on unpaid losses are estimated in a manner consistent with the Company’s estimate of unpaid losses and loss adjustment expenses associated with the insured business.

American Integrity Insurance Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data, unless otherwise stated)
Reinsurance premiums, commissions, and expense reimbursements related to reinsured business are accounted for on a basis consistent with the basis used in accounting for the original policies issued and the terms of the reinsurance contracts. Ceded reinsurance premiums are reported as a reduction of premium earned and are recognized over the remaining policy period based on the reinsurance protection provided. Ceded reinsurance premiums applicable to reinsurance ceded for unearned premiums are reported as prepaid reinsurance premiums in the consolidated balance sheets and represents the unexpired portion of premiums ceded to reinsurers. Ceded reinsurance policies are reflected as reinsurance payable. Ceded losses and loss adjustment expenses (“LAE”) are also accounted for on a basis consistent with those used in accounting for the original policies issued and the terms of the relevant reinsurance agreement and are recorded as reductions to losses and LAE incurred. Ceding commissions received in connection with reinsurance are accounted for as a reduction of deferred policy acquisition costs. Ceded premiums on the catastrophe bonds are treated similar to multi-year treaties.
Premium Deficiency Reserve
If the sum of existing policies’ expected losses and LAE, deferred policy acquisition costs and policy maintenance costs (such as costs to store records and costs incurred to collect premiums and pay commissions) exceeds the related unearned premiums, a premium deficiency is determined to exist. The Company does not consider anticipated investment income in determining if a premium deficiency exists. In this event, deferred policy acquisition costs are immediately expensed to the extent necessary to eliminate the premium deficiency. If the premium deficiency exceeds deferred policy acquisition costs, a liability is accrued for the excess deficiency. No accruals for premium deficiency were considered necessary as of December 31, 2025 and December 31, 2024.
Liability for Unpaid Losses and Loss Adjustment Expenses
Liability for unpaid losses and LAE represent management’s best estimate of the ultimate cost of settling all unpaid reported and unreported losses and LAE, net of salvage and subrogation recoveries. The liability for unpaid losses and LAE include: (i) the accumulation of individual case estimates for claims and claim adjustment expenses reported prior to the close of the accounting period; (ii) actuarial estimates of claims incurred but not yet reported
(“IBNR”); and (iii) estimates of expenses for investigating and adjusting claims based on experience of the
Company and the industry. The Company estimates and accrues its right to subrogate reported or estimated claims against other parties. Subrogated claims are recorded at amounts estimated to be received from the subrogated parties, net of related costs and netted against the reserves for unpaid loss and LAE.
The establishment of appropriate reserves, including reserves for catastrophe losses, is an inherently uncertain and complex process. Inherent in the estimates of ultimate claims and subrogation are expected trends in loss severity, frequency, payment patterns and other factors (including known and anticipated regulatory and legal developments, changes in social attitude, inflation, and economic conditions) that may vary as claims are settled. In addition, the
Company’s policyholders are subject to adverse weather conditions, such as hurricanes, tornadoes and tropical storms. Although considerable variability is inherent in such estimates, management believes that the reserves for losses and LAE are reasonably stated. The estimates prior to the balance sheet date are continually monitored and reviewed, and as settlements are made or reserves adjusted as experience develops or new information becomes known, the differences are reported in current operations. Salvage and subrogation recoveries are estimated based on a review of the level of historical salvage and subrogation recoveries. The Company does not discount its unpaid loss and LAE reserves. Unpaid loss and LAE reserves are recorded net of reinsurance.
Long-Term Debt
Long-term debt includes the Company’s surplus notes. Surplus notes are generally classified as a liability recorded on the consolidated balance sheets at carrying value.
On June 27, 2007, the Company entered into a $7,000 surplus note with the State Board Administration of Florida
(the “SBAF”) under Florida’s Insurance Capital Build-Up Incentive Program (the “Program”). The term of the surplus note is 20 years and accrues interest, adjusted quarterly based on the 10-year Constant Maturity Treasury
Rate. The effective interest rate paid on the surplus note was 4.15% and 3.75% for the years ended December 31,
2025 and December 31, 2024, respectively. As of December 31, 2025 and December 31, 2024 the Company had

American Integrity Insurance Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data, unless otherwise stated)
approximately $618 and $1,029 of the surplus note outstanding, respectively. Refer to Note 11 – “Long-term Debt”
to these consolidated financial statements for further information.
Stock-Based Compensation
The Company measures stock-based compensation at the grant date based on the fair value of the award and recognizes stock-based compensation over the requisite vesting period on a straight-line basis in accordance with
ASC Topic 718, Compensation—Stock Compensation. The Company recognizes any award forfeitures as they occur.
Guaranty Fund and Residual Market Pool Assessments
Insurance companies are required to participate in guaranty funds for insolvent insurance companies and other statutory insurance entities. The guaranty funds and other statutory entities periodically levy assessments against all applicable insurance companies doing business in the state and the amounts and timing of those assessments are unpredictable.
The Company’s insurance subsidiary is subject to assessments by the Florida Insurance Guaranty Association
(“FIGA”), a residual market pool, and a state catastrophe reinsurance pool. The activities of this fund and these pools include collecting funds from solvent insurance companies to cover losses resulting from the insolvency or rehabilitation of other insurance companies or deficits generated by Citizens Property Insurance Corporation
(“Citizens”) and the Florida Hurricane Catastrophe Fund (“FHCF”). The Company’s policy is to recognize its obligation for guaranty fund and residual market pool assessments when it has the information available to reasonably estimate its liabilities. The Company accrues a liability for estimated insurance assessments as direct premiums are written. To recover assessments which are paid in advance to the guaranty fund or other insurance-
related entity, the Company recoups such assessments from policyholders in the form of a policy surcharge. Once the recoupment period begins, the entire recoupment amount is recorded as an asset in the consolidated balance sheets. For assessments that are collected from policyholders in advance of payment to the guaranty fund, the
Company records a liability in the consolidated balance sheets to reflect the amounts collected but unremitted.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in financial institutions and the Company’s investment portfolios. At December 31, 2025 and December 31, 2024, the Company’s cash deposits at any one bank generally exceed the Federal Deposit Insurance Corporation’s $250 coverage limit for insured deposit accounts. For those banks where the Company’s deposits exceed $250, the
Company regularly reviews the financial reports and credit ratings of the banks for any indication of financial stress.
The Company determined that no indication of financial stress was evident in any bank where Company deposits exceeded $250 at December 31, 2025 and December 31, 2024.
To manage exposure to credit risk in its investment portfolios, the Company focuses primarily on higher-quality, fixed-income securities, reviews the credit strength of all entities in which it invests, limits its exposure in any one investment, and monitors portfolio quality, taking into account credit ratings assigned by recognized credit-rating organizations.
Additionally, reinsurance agreements potentially subject the Company to concentrations in credit risk. The Company remains liable for claim payments in the event that any reinsurer is unable to meet its obligations under the reinsurance agreements. Failure of reinsurers to honor their obligations could result in losses to the Company. The
Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. The Company contracts with a number of reinsurers to secure its annual reinsurance coverage, which generally becomes effective either January 1st, April 1st or June 1st of each year. As of December 31, 2025 and December 31, 2024, 12% and 41% of the Company’s premiums recoverable were related to one reinsurer.

American Integrity Insurance Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data, unless otherwise stated)
The Company also faces concentration risk related to geography. Because the Company conducts the majority of its business in Florida, the financial results depend on the regulatory, legal, economic and weather conditions in
Florida.
Income Taxes
The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets (“DTA”) and deferred tax liabilities (“DTL”) for the expected future tax consequences of events that have been included in the financial statements. Under this method, the Company determines DTAs and DTLs on the basis of the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on
DTAs and DTLs is recognized in income in the period that includes the enactment date.
The Company recognizes DTAs to the extent that it is believed that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, carryback potential if permitted under the tax law, and results of recent operations. If determined that the
Company would be able to realize DTAs in the future in excess of their net recorded amount, the Company would make an adjustment to the DTA valuation allowance, which would reduce the provision for income taxes.
The Company records uncertain tax positions in accordance with ASC 740, Income Taxes (“ASC 740”) on the basis of a two-step process in which (i) the Company will determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (ii) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The Company recognizes interest and penalties related to tax positions in income tax expense.
Leases
The Company leases office space and vehicles under operating lease agreements that have initial terms ranging from two to seven years. The Company determines if an arrangement is or contains a lease at inception, which is the date on which the terms of the contract are agreed to, and the agreement creates enforceable rights and obligations. The
Company evaluates contracts entered into to determine whether the contract involves the use of an asset. The
Company then evaluates whether it controls the use of the asset, which is determined by assessing whether it obtains substantially all economic benefits from the use of the asset, and whether it has the right to direct the use of the asset. The Company also considers whether its service arrangements include the right to control the use of an asset.
If these criteria are met and a lease has been identified, the Company accounts for the contract under the requirements of ASC 842, Leases (“ASC 842”). The Company elects not to record any lease with a term of 12 months or less on the consolidated balance sheets. For such short-term leases, the Company recognizes the lease payments in expense on a straight-line basis over the lease term. The Company has no leases with variable lease payments.
If the contract is or contains a lease and the Company has the right to control the use of the identified asset, the right-
of-use (“ROU”) asset and the lease liability is measured from the lease component of the contract and recognized on the consolidated balance sheets. For leases in which an implicit rate is not provided in the contract, the Company uses an incremental borrowing rate (IBR) based on the information available at the lease commencement date in determining the present value of lease payments. Since AIIG does not currently have any outstanding debt, which could provide an indication of the Company’s borrowing rate, management relied on an estimated credit rating and determined IBR based on available market data. The Company excludes options to extend or terminate a lease from its recognition as part of ROU assets and lease liabilities until those options are known and/or executed. The
Company recognizes the ROU assets and lease liability over the lease term as the present value of all remaining payments, discounted by the rate determined at commencement on the consolidated balance sheets. Operating leases are included in right-of-use assets – operating leases and lease liabilities – operating leases on the consolidated balance sheets.

American Integrity Insurance Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data, unless otherwise stated)
Profit Participation Plan
The Company historically had a Profit Participation Plan (“PPP”) that was terminated upon the IPO, whereby certain key employees were granted the right to receive cash distributions from the Company based on specific participation ratios and hurdle values determined at the time of grant. The hurdle value was based on the Board of Directors determination of the GAAP book value of equity for the Company. The Company has determined that these distributions fell under ASC 718. The award agreement stipulated that cash distributions would only be made if the
Company made a cash distribution to unitholders and the equity value for the Company remained in excess of the hurdle value after the distribution to unitholders took place. The distribution was also subject to approval of the
Board of Directors.
As the payment for the PPP was not certain until the Board of Directors approved the payment amounts, the
Company determined that the liability and compensation cost would not be recognized until the date that the Board of Directors declared the distributions effective each year. As such, the liability would be measured based on the amount expected to be paid as of the end of the reporting period after the recognition threshold was achieved and the liability was relieved through payment of the distribution.
For the comparative historical periods presented, it was determined in accordance with ASC Topic 260, Earnings
Per Share (“ASC 260”), that the participants of the PPP were able to participate in undistributed earnings with
Common Stock based on a predetermined formula on a nonforfeitable basis, thus representing a participating security. The Company applies the two-class method to allocate income between the common stockholders and the
PPP participants.
Statutory Accounting
The Company’s insurance subsidiary is highly regulated and prepares and files financial statements in conformity with the statutory accounting practices prescribed and permitted by the Florida Office of Insurance Regulation (the
“FLOIR”) and the National Association of Insurance Commissioners (“NAIC”), which differ from GAAP. The
FLOIR requires insurance companies domiciled in Florida to prepare statutory financial statements in accordance with the NAIC Accounting Practices and Procedures Manual (the “Manual”), as modified by the FLOIR.
Accordingly, the admitted assets, liabilities and capital and surplus as of December 31, 2025 and December 31, 2024 and the results of operations and cash flows, for the years ended December 31, 2025 and December 31, 2024 for their regulatory filings have been prepared in accordance with statutory accounting principles as promulgated by the
FLOIR and the NAIC. The statutory accounting principles are designed primarily to demonstrate the ability to meet obligations to policyholders and claimants.
Emerging Growth Company
The Company is an emerging growth company (“EGC”), as defined in the Jumpstart Our Business Startups (JOBS)
Act. Under the JOBS Act, EGCs can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until those standards apply to private companies. The Company has elected to use this extended transition period for complying with certain new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date the Company (i) is no longer an EGC or
(ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, the consolidated financial statements may or may not be comparable to companies that comply with new or revised accounting pronouncements as of public companies’ effective dates.
Recently Issued and Adopted Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reportable
Segment Disclosures, which amended the guidance in ASC 280, Segment Reporting, to require a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment’s profit of loss and assets that are currently required annually. Public entities with a single reportable segment are required to provide the new disclosures and all the disclosures required under ASC 280. The guidance is applied retrospectively to all periods presented in financial statements, unless it is impracticable. The guidance applies to all public entities and is effective for fiscal years

American Integrity Insurance Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data, unless otherwise stated)
beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024.
The Company adopted ASU 2023-07 for its 2024 year-end. The adoption of the ASU did not have a material impact on the consolidated financial statements.
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update
(“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which amended the guidance in ASC 740 to enhance the transparency and decision-usefulness of income tax disclosures, particularly in the rate reconciliation table and disclosures about income taxes paid. The guidance applies to all entities subject to income taxes and permits either prospective or retrospective application. For public business entities, the new requirements will be effective for annual periods beginning after December 15, 2024. The Company adopted ASU
2023-09 on a prospective basis beginning with the year ended December 31, 2025. The adoption did not have a material impact on the Company’s consolidated financial condition or results of operations, but resulted in additional income tax disclosures in the consolidated financial statements.
Recently Issued Accounting Pronouncements Not Yet Adopted
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
In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope
Improvements, which clarifies the guidance in Topic 270 to improve the consistency of interim financial reporting.
The ASU provides a comprehensive list of required interim disclosures and introduces a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for annual reporting periods beginning after December 15, 2027 and interim periods within those annual periods. Early adoption is permitted. The Company is currently evaluating the impact of
ASU 2025-11 on its consolidated financial statements and related disclosures.
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

American Integrity Insurance Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
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
The Company was determined to be the primary beneficiary of Catstyle, a silo that is a VIE within Artex, as AIIG has the power to direct the activities that significantly affect the economic performance as well as the obligation to absorb losses and the right to receive benefits that could potentially be significant of Catstyle. Thus, AIIG has consolidated the assets, liabilities and operations of Catstyle in its consolidated financial statements with intercompany balances and transactions eliminated in consolidation.
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

	December 31, 2025	December 31, 2024
Restricted cash and cash equivalents	$39,364	$5,516
Fixed maturity securities	—	12,669
Total	$39,364	$18,185
4.           Investments
Available-for-Sale Securities
The amortized cost and estimated fair value of available-for-sale securities were as follows:

	December 31, 2025
	Amortized Cost	Allowance for Credit Loss	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury and U.S. government agencies	$30,646	$—	$76	$—	$30,722
Corporate debt securities	205,109	—	1,793	(103)	206,799
Asset-backed securities	92,155	—	826	(13)	92,968
Total fixed maturity securities	327,910	—	2,695	(116)	330,489
Short-term investments	18,121	—	1	(1)	18,121
Total available-for-sale investments	$346,031	$—	$2,696	$(117)	$348,610

American Integrity Insurance Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data, unless otherwise stated)

	December 31, 2024
	Amortized Cost	Allowance for Credit Loss	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury and U.S. government agencies	$75,532	$—	$—	$(298)	$75,234
Corporate debt securities	109,174	—	164	(548)	108,790
Asset-backed securities	29,799	—	262	(40)	30,021
Total fixed maturity securities	214,505	—	426	(886)	214,045
Total available-for-sale investments	$214,505	$—	$426	$(886)	$214,045
A summary of the aggregate estimated fair values of available-for-sale securities with unrealized losses segregated by time period in an unrealized loss position is as follows:

	December 31, 2025
	Less than 12 months		12 months or greater		Total
	Estimated Fair Value	Unrealized losses	Estimated Fair Value	Unrealized losses	Estimated Fair Value	Unrealized losses
Corporate debt securities	$134,892	$(19)	$71,907	$(84)	$206,799	$(103)
Asset-backed securities	78,644	(12)	14,324	(1)	92,968	(13)
Short-term investments	18,121	(1)	—	—	18,121	(1)
Total	$231,657	$(32)	$86,231	$(85)	$317,888	$(117)

	December 31, 2024
	Less than 12 months		12 months or greater		Total
	Estimated Fair Value	Unrealized losses	Estimated Fair Value	Unrealized losses	Estimated Fair Value	Unrealized losses
U.S. Treasury and U.S. government agencies	$21,209	$(145)	$41,355	$(153)	$62,564	$(298)
Corporate debt securities	60,993	(198)	47,797	(350)	108,790	(548)
Asset-backed securities	13,869	(11)	16,152	(29)	30,021	(40)
Total	$96,071	$(354)	$105,304	$(532)	$201,375	$(886)
As of December 31, 2025 and December 31, 2024, there were 17 and 67 available-for-sale fixed-maturity securities, respectively, in an unrealized loss position.

American Integrity Insurance Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data, unless otherwise stated)
A summary of the amortized cost and estimated fair value of available-for-sale securities at December 31, 2025, by contractual maturity is as follows. The expected maturities may differ from the contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
Years to maturity
Government and corporate securities:
Due in one year or less	$77,342	$77,485
Due after one year through five years	175,461	177,069
Due after five years through 10 years	1,073	1,088
Due after 10 years	–	–
Other securities, which provide for periodic payments:
Asset-backed securities	92,155	92,968
Total	$346,031	$348,610
The following table presents components of the Company’s net investment income as follows:

	Year Ended December 31,
	2025	2024
Fixed maturities, available-for-sale	$11,497	$7,842
Short-term investments	396	—
Cash and cash equivalents	10,536	6,735
Gross investment income	22,429	14,577
Investment expenses	(725)	(397)
Net investment income	$21,704	$14,180
Proceeds from sales or maturities of fixed maturity available-for-sale securities for the year ended December 31,
2025 were $120,267, with $688 and $121 of gross realized gains and losses, respectively. Proceeds from sales of fixed maturity available-for-sale securities for the year ended December 31, 2024 were $83,223, with $170 and $51 of gross realized gains and losses, respectively. Proceeds from sales or maturities of short-term securities for the year ended December 31, 2025 were $15,144, with $2 and $0 of gross realized gains and losses, respectively.
Proceeds from sales or maturities of short-term securities for the year ended December 31, 2024 were $1,957, with no gross realized gains or losses.
The Company recorded the following activity pertaining to the allowance for credit losses:

December 31,
	2025	2024
Beginning balance - allowance for credit loss	$—	$—
Additions to the allowance for losses not previously recorded	—	—
Revisions to the allowance for losses previously recorded	—	—
Reduction in allowance for securities sold or impaired	—	—
Ending balance - allowance for credit loss	$—	$—

American Integrity Insurance Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data, unless otherwise stated)
5.           Fair Value Measurements
The tables below presents information about the Company’s financial assets measured at fair value on a recurring basis:

	December 31, 2025
	Total	Level 1	Level 2	Level 3
U.S. Treasury and U.S. government agencies	$30,722	$30,722	$—	$—
Corporate debt securities	206,799	—	206,799	—
Asset-backed securities	92,968	—	92,968	—
Short-term investments	18,121	—	18,121	—
Total	$348,610	$30,722	$317,888	$—

	December 31, 2024
	Total	Level 1	Level 2	Level 3
U.S. Treasury and U.S. government agencies	$75,234	$75,234	$—	$—
Corporate debt securities	108,790	28,222	80,568	—
Asset-backed securities	30,021	—	30,021	—
Total	$214,045	$103,456	$110,589	$—
The Company had no assets carried at fair value in the Level 3 category as of December 31, 2025 and December 31,
2024.
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
During 2025 and 2024, the Company had no event or circumstance change that would cause an instrument to be transferred between levels.
The following table summarizes the carrying value and estimated fair value of the Company’s financial instruments not carried at fair value as of the date presented:

	December 31, 2025		December 31, 2024
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Long-term debt:
Surplus note	$618	$499	$1,029	$885
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
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data, unless otherwise stated)
6.           Property and Equipment
Property and equipment consists of the following as of:

	December 31,
	2025	2024
Furniture	$1,715	$1,608
Leasehold improvements	218	218
Computer equipment	4,186	5,455
Vehicle fleet	545	545
Internally developed software	6,178	12,080
Total, at cost	12,842	19,906
Accumulated depreciation and amortization	(7,124)	(18,063)
Property and equipment, net	$5,718	$1,843
Depreciation and amortization expense related to property and equipment was $1,142 and $783 for the years ended
December 31, 2025 and December 31, 2024, respectively.
7.           Deferred Policy Acquisition Costs, Net of Ceding Commissions
The tables below show the activity regarding deferred policy acquisition costs (“DPAC”) for the years ended
December 31, 2025 and December 31, 2024. The ending DPAC balance is included in Other Liabilities in the consolidated balance sheets. The unearned ceding commission income is amortized over the effective period of the related insurance policies. For the year ended December 31, 2025 and December 31, 2024, the Company allocated earned ceding commission income of $72,105 and $57,975 to policy acquisition costs, respectively, and $92,611 and
$56,906 to general and administrative expenses, respectively.

	Year Ended December 31, 2025
	DPAC, excluding unearned ceding commission	Unearned ceding commission	Total
DPAC, beginning of year	$38,803	$(70,734)	$(31,931)
Policy acquisition costs deferred during the year:
Producer commissions	91,871	—	91,871
Premium taxes	13,828	—	13,828
Other acquisition costs	10,024	—	10,024
Ceding commissions	—	(165,695)	(165,695)
Total policy acquisition costs	115,723	(165,695)	(49,972)
Amortization	(95,716)	164,717	69,001
DPAC, end of year	$58,810	$(71,712)	$(12,902)

American Integrity Insurance Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data, unless otherwise stated)

	Year Ended December 31, 2024
	DPAC, excluding unearned ceding commission	Unearned ceding commission	Total
DPAC, beginning of year	$43,080	$(48,217)	$(5,137)
Policy acquisition costs deferred during the year:
Producer commissions	70,953	—	70,953
Premium taxes	6,977	—	6,977
Other acquisition costs	7,996	—	7,996
Ceding commissions	—	(128,420)	(128,420)
Total policy acquisition costs	85,926	(128,420)	(42,494)
Amortization	(90,203)	105,903	15,700
DPAC, end of year	$38,803	$(70,734)	$(31,931)

American Integrity Insurance Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data, unless otherwise stated)
8.          Liability for Unpaid Losses and Loss Adjustment Expenses
The liability for unpaid losses and LAE includes an amount determined from loss reports and individual cases and an amount, based on past experience, for losses IBNR. The liability for unpaid losses and LAE is reported net of receivables for salvage and subrogation of approximately $1,209 and $3,650 at December 31, 2025 and December 31, 2024.
The following table provides a reconciliation of changes in the liability for unpaid losses and LAE:

	December 31,
	2025	2024
Unpaid Loss and LAE beginning of period	$475,708	$279,392
Less: Reinsurance recoverables on unpaid losses and LAE	415,086	214,718
Net unpaid loss and LAE at beginning of period	60,622	64,674
Add: Losses and LAE, net of reinsurance, incurred related to:
Current period	99,848	94,019
Prior period	(1,814)	(3,187)
Total net losses and LAE incurred	98,034	90,832
Less: Losses and LAE paid, net of reinsurance, related to:
Current period	45,574	56,038
Prior period	38,827	38,846
Total net paid losses and LAE	84,401	94,884
Unpaid loss and LAE, net of reinsurance at end of period	74,255	60,622
Add: Reinsurance recoverables on unpaid losses and LAE	192,336	415,086
Unpaid loss and LAE at end of period	$266,591	$475,708
During 2025, the liability for unpaid losses and LAE, net of reinsurance, increased by $13,633 from $60,622 as of
December 31, 2024 to $74,255 as of December 31, 2025. The increase was primarily as a result of an increase in reserves for Citizens, a Florida state-supported insurer, assumed business of $15,560, partially offset by a decrease in reserves related to non-catastrophe storms.
Prior period development includes changes in estimated losses and LAE for all events occurring in prior periods including hurricanes and other weather events. In 2025, the Company’s net loss and LAE incurred for the year ended December 31,
2025 reflected a favorable development of $1,814, which was a result of re-estimation of unpaid losses and LAE. These adjustments are generally the result of ongoing analysis of recent loss development trends. Original estimates are decreased or increased as additional information becomes known regarding individual claims.
The following is information about incurred and paid loss development as of December 31, 2025, net of reinsurance, as well as cumulative claim frequency and the total of IBNR liabilities plus expected development on reported claims included within the net incurred loss amounts. All information is reported in thousands, except for cumulative number of reported claims, which are shown at the actual counts.
In determining the cumulative number of reported claims, the Company measures claim frequency per policy, per claim event for all coverages. Reported claims that are closed without an indemnity payment are not included in cumulative number of reported claims.
The Company compiles and aggregates its claims data by grouping the claims according to the year in which the claim occurred (“accident year”) when analyzing claim payment and emergence patterns and trends over time. The Company analyzed the usefulness of disaggregation of its results and determined the characteristics associated with the policies and the related unpaid loss reserves, incurred losses, and payment patterns are similar in nature. As such, the information about

American Integrity Insurance Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data, unless otherwise stated)
incurred and paid loss development for the years ended December 31, 2015 to 2024, is presented as supplementary information.

Incurred Losses and Allocated LAE, Net of Reinsurance
For the years ended December 31,
Accident Year	2015*	2016*	2017*	2018*	2019*	2020*	2021*	2022*	2023*	2024*	2025	Total of IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
2015	$42,003	$39,623	$46,877	$47,555	$48,545	$48,672	$48,426	$48,853	$49,012	$48,895	$49,086	$19	55,583
2016	—	53,192	51,879	54,306	56,499	57,282	60,983	61,206	61,568	60,855	60,791	66	83,177
2017	—	—	57,286	48,820	26,956	24,139	22,535	18,846	19,453	19,172	19,363	25	266,335
2018	—	—	—	89,565	78,270	82,013	86,354	83,734	84,985	83,191	83,072	72	105,848
2019	—	—	—	—	104,651	107,979	118,580	118,187	121,378	119,509	118,987	553	81,599
2020	—	—	—	—	—	93,727	133,001	134,531	140,552	139,361	139,337	1,344	95,164
2021	—	—	—	—	—	—	78,605	110,218	114,801	116,366	116,347	2,008	47,158
2022	—	—	—	—	—	—	—	91,299	72,343	71,726	76,236	5,388	134,076
2023	—	—	—	—	—	—	—	—	88,840	90,307	94,161	5,337	23,363
2024	—	—	—	—	—	—	—	—	—	94,189	84,378	11,054	29,632
2025	—	—	—	—	—	—	—	—	—	—	99,847	50,565	5,965
										Total	$941,605

Cumulative Paid Losses and Allocated LAE, Net of Reinsurance

For the years ended December 31,
Accident Year	2015*	2016*	2017*	2018*	2019*	2020*	2021*	2022*	2023*	2024*	2025
2015	$20,564	$32,681	$40,904	$45,050	$47,492	$48,396	$48,316	$48,796	$48,905	$48,878	$48,967
2016	—	31,282	42,759	49,237	54,877	56,557	60,486	61,012	61,187	60,759	60,727
2017	—	—	25,224	40,067	24,925	22,207	21,343	18,371	19,012	19,091	19,346
2018	—	—	—	45,454	72,404	77,680	83,699	82,836	83,761	83,091	83,011
2019	—	—	—	—	58,982	95,405	112,510	116,637	117,975	118,521	118,533
2020	—	—	—	—	—	58,376	120,360	130,048	136,788	137,474	138,159
2021	—	—	—	—	—	—	48,184	99,498	108,814	113,529	114,606
2022	—	—	—	—	—	—	—	49,437	56,876	65,080	71,376
2023	—	—	—	—	—	—	—	—	55,107	80,487	89,552
2024	—	—	—	—	—	—	—	—	—	56,037	77,499
2025	—	—	—	—	—	—	—	—	—	—	45,574
										Total	$867,350
* Presented as unaudited required supplementary information.

American Integrity Insurance Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data, unless otherwise stated)
Reconciliation of the Disclosure of Incurred and Paid Loss Development to the Liability for Unpaid Losses and LAE
The reconciliation of the net incurred and paid loss development tables to the liability for unpaid losses and LAE in the consolidated balance sheets is as follows:

	December 31, 2025	December 31, 2024
Homeowners’ Insurance Liabilities for unpaid losses and allocated LAE, net of reinsurance	$74,255	$60,622
Reinsurance recoverable on unpaid losses and LAE	192,336	415,086
Total gross liability for unpaid losses and LAE	$266,591	$475,708
The following is supplementary information about average historical claims duration as of December 31, 2025, and is presented as required supplementary information, which is unaudited.

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
Homeowners’ Insurance	55%	31%	3%	4%	1%	—%	—%	—%	—%	—%
Basis For Estimating Liabilities For Unpaid Losses And Loss Adjustment Expenses
The Company establishes a liability to provide for the estimated unpaid portion of the costs of paying losses and LAE under insurance policies issued. Predominately all of the Company’s claims relate to the Company’s core product, homeowners insurance and the various policy forms in which it is available. The liability for unpaid losses and LAE consists of the following three main components:
•Case reserves: When claims are reported, the Company establishes individual estimates of the ultimate cost of each claim (case reserves). These case reserves are continually monitored and revised in response to new information and for amounts paid.
•Incurred but not reported: In addition to case reserves, the Company establishes a provision for IBNR. IBNR is an actuarial estimate composed of the following: (i) future payments on claims that are incurred but have not yet been reported to the Company; (ii) a reserve for the additional development on claims that have been reported to the
Company; and (iii) a provision for additional payments on closed claims that might reopen. IBNR reserves apply to the entire body of claims arising from a specific period, rather than a specific claim. Most of the Company’s IBNR reserves relate to estimated future claim payments on recorded open claims.
•LAE reserves: Company’s estimate of the future expense to manage, investigate, administer, and settle claims that have occurred, and include legal expenses. LAE reserves are established in the aggregate, rather than on a claim-by-
claim basis. LAE reserves are categorized between Allocated LAE, and Unallocated LAE.
A portion of the Company’s obligations for losses and LAE are ceded to unaffiliated reinsurers. The amount of reinsurance that will be recoverable on losses and LAE reserves includes the reinsurance recoverable from quota share, catastrophe excess of loss, reinstatement premium protection, per risk excess of loss, and facultative reinsurance contracts.
Characteristics of Reserves and the Actuarial Methods used to Develop Reserve Estimates
The liability for unpaid losses and LAE, also known as reserves, is established based on estimates of the ultimate future amounts needed to settle claims, either known or unknown, less losses and LAE that have been paid to date. Historically, claims are typically reported promptly with relatively little reporting lag between the date of occurrence and the date the loss is reported. Certain number of claims are not known immediately after a loss and insureds are delayed at reporting those losses to the Company. In the current Florida market, an increased number of claims are reported well after the

American Integrity Insurance Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data, unless otherwise stated)
purported dates of loss. Reporting delays at times are material. In addition, claims that were settled often are reopened based on newly reported claim demands from our insureds as a result of third-party representation. The Company is seeing increased litigation and changes to consumer behavior over the reporting and settlement process especially with Florida-
based claims. The Company’s claim settlement data suggests that the Company’s typical insurance claims have an average settlement time of less than one year from the reported date unless delayed by some form of litigation or dispute.
Judgment is required in the actuarial estimation of loss reserves, including the selection of various actuarial methodologies to project the ultimate cost of claims. Specifically, judgment is required in the following areas: the selection of parameters utilized in the various methodologies; the use of industry data and other benchmarks; and the weighting of differing reserve indications resulting from alternative methods and assumptions.
The Company’s actuary prepares reserve estimates for all accident years using the Company’s own historical claims data, industry data and many of the generally accepted actuarial methodologies for estimating loss reserves, such as loss development, frequency/severity, Bornhuetter-Ferguson expected loss projection, IBNR-to-case outstanding, incremental cost per closed claim methods, and DCC development methods. Reportable catastrophe and non-catastrophe storms losses are analyzed and reserved for separately using a frequency and severity approach. These methods vary in their responsiveness to different information, characteristics, and dynamics in the data, and the results assist the actuary in considering these characteristics and dynamics in the historical data. The methods employed for each segment of claims data, and the relative weight accorded to each method, vary depending on the nature of the claims segment and on the age of the claims.
Each actuarial methodology requires the selection and application of various parameters and assumptions. The key parameters and assumptions include:
1)Loss development factors (“LDFs”) – These factors are key assumptions in the loss development methods which assume recent accident years will follow the development patterns of prior accident years.
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
Estimation methods described above each produce estimates of ultimate losses and LAE. Based on the results of these methods, a single estimate (commonly referred to as an actuarial point/central estimate) of the ultimate loss and LAE is selected accordingly for each accident-year claim grouping. Estimated IBNR reserves are determined by subtracting reported losses from the selected ultimate loss, and the paid LAE from the ultimate LAE. The estimated loss IBNR reserves are added to case reserves to determine total estimated unpaid losses. The estimated IBNR reserves can be negative for an individual accident-year claim grouping if the selected ultimate loss includes a provision for anticipated subrogation, or if there is a possibility that case reserves are overstated. The reserving methods are carried out on both a net and direct basis in order to estimate liabilities accordingly. When selecting a single actuarial point/central estimate on a net basis, careful consideration is given for the reinsurance arrangements that were in place during each accident year, exposure period and type of loss being reviewed.
Underwriting results are significantly influenced by the Company’s practices in establishing its estimated liability for unpaid losses and LAE. The liability is an estimate of amounts necessary to ultimately settle all current and future claims and LAE on losses occurring during the policy coverage period each year as of the financial statement date.

American Integrity Insurance Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data, unless otherwise stated)
How Reserve Estimates are Established and Updated
Reserve estimates are developed for both open claims and unreported claims. The actuarial methods described above are used to derive claim settlement patterns by determining development factors to be applied to specific data elements.
Development factors are calculated for data elements such as claim counts reported and settled, paid losses and paid losses combined with case reserves, loss expense payments, and subrogation recoveries. Historical development patterns for these data elements are used as the assumptions to calculate reserve estimates.
Often, different estimates are prepared for each detailed component, incorporating alternative analyses of changing claim settlement patterns and other influences on losses, from which a best estimate is selected for each component, occasionally incorporating additional analyses and actuarial judgment as described above. These estimates are not based on a single set of assumptions. Based on a review of these estimates, the best estimate of required reserves is recorded for each accident year and the required reserves are summed to create the reserve balance carried in the consolidated balance sheets.
Reserves are re-estimated periodically by combining historical payment and reserving patterns with current actual results.
When actual development of claims reported, paid losses or case reserve changes are different than the historical development pattern used in a prior period reserve estimate, and as actuarial studies validate new trends based on indications of updated development factor calculations, new ultimate loss and LAE predictions are determined. This process incorporates the historic and latest trends, and other underlying changes in the data elements used to calculate reserve estimates. The difference between indicated reserves based on new reserve estimates and the previously recorded estimate of reserves is the amount of reserve re-estimates. The resulting increase or decrease in the reserve re-estimates is recorded and included in “Losses and loss adjustment expenses” in the consolidated statements of operations and comprehensive income.
Claim frequency
The methodology used to determine claim counts is based first around the event and then based on coverage. One event could have one or more claims based on the policy coverage, for example an event could have a claim for the first party coverage and a claim for third-party liability regardless of the number of third-party claimants. If multiple third-party liability claims are reported together, they would be counted as one claim.

American Integrity Insurance Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data, unless otherwise stated)
9.           Reinsurance
In order to limit the Company’s potential exposure to individual risks and catastrophic events, the Company purchases reinsurance from third-party reinsurers as well as the FHCF, a state-mandated catastrophe fund for Florida policies only. Most of the Company’s reinsurance partners were rated “A-” or higher by A.M. Best Company, Inc.
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
The Company remains contingently liable in the event the reinsuring companies do not meet their obligations under these reinsurance contracts. Given the quality of the reinsuring companies, management believes this possibility to be remote. See Note 8 – “Liability for Unpaid Losses and Loss Adjustment Expenses” for recoveries due from reinsurers relating to paid and unpaid losses and LAE under these treaties.
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
The FHCF covers Florida-admitted risks only, and the Company elected to participate at 90% for the 2025 hurricane season, consistent with the prior year. The FHCF provides coverage for named hurricanes only and provides no coverage after the one-time limit is exhausted. Reinsurance premiums for the FHCF are paid on a total insured value basis. In the event of a FHCF loss assessment, the Company may recoup the assessments from its policyholders.
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
Catstyle provides reinsurance coverage for layer one of AIIC’s catastrophe reinsurance program effective June 1,
2023 through May 31, 2024, June 1 2024 through May 31, 2025 and June 1 2025 through May 31, 2026. Catstyle is a segregated account controlled by the Company. Catstyle is collateralized by the Company through contributions to

American Integrity Insurance Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data, unless otherwise stated)
a trust account. Catstyle eliminates in consolidation. Refer to Note 3 – “Variable Interest Entity,” for further information.
Reinstatement Premium Protection Agreement
The Company enters into reinstatement premium protection treaties each year that are effective covering the period
June 1 through May 31. Though the treaties overlap fiscal years, the terms are the same for each coverage period.
The reinstatement premium protection agreements reinsure the reinstatement premium payment obligations which accrue under the commercial catastrophe excess of loss agreements for first event coverage. The coverage is limited to 100% of the original contracted reinsurance placement.
Net Quota Share Reinsurance
The Company’s Net Quota Share coverage is proportional reinsurance. Effective December 31, 2024 to December
31, 2025, the Company entered into quota share agreements that generally provide coverage for 40% of all losses net of other reinsurance coverages, the aggregate of which shall not exceed 116.6% of net ceded premiums earned. The reinsurers’ net liability on catastrophe losses shall not exceed 2.5% of gross premiums earned net of inuring reinsurance premium. In the determination of ceded premiums under the agreements, the maximum amount allowed by the reinsurers for other inuring reinsurance coverages is limited to 31% of gross premiums earned for the term of the contract. The reinsurers allow the Company a provisional ceding commission of 53.00% to 58.00%, depending on the reinsurer, that adjusts based on loss experience.
The Company recognized ceding commission of $164,717 and $114,882 in 2025 and 2024, respectively.
Additionally, the agreements provide a profit commission based on attainment of certain underwriting results. In
2025 and 2024, the Company recognized a profit commission in the amount of $0 and $3,508.
Effective December 31, 2025 to December 31, 2026, the Company entered into quota share agreements that generally provide coverage for 25% of all losses net of other reinsurance coverages, the aggregate of which shall not exceed 116.6% of net ceded premiums earned. The reinsurers’ net liability on catastrophe losses shall not exceed
2.5% of gross premiums earned net of inuring reinsurance premium. In the determination of ceded premiums under the agreements, the maximum amount allowed by the reinsurers for other inuring reinsurance coverages is limited to
31% of gross premiums earned for the term of the contract. The reinsurers allow the Company a provisional ceding commission of 68.25% to 69.00%, depending on the reinsurer, that adjusts based on loss experience.
Flood Quota Share Reinsurance
Effective January 1, 2025, the Company entered into quota share agreements that cover policies classified by the
Company as primary flood business and generally provide coverage of 100% of all losses, not to exceed a ceded reinsurance limit of $6,000 each policy, with buildings not to exceed $5,000 and contents not to exceed $1,000. The
Company is allowed a flat ceding commission of 27% on net written premium ceded. The Company recognized ceding commission of approximately $823 in 2025. Additionally, the agreement provides a profit commission based on attainment of certain underwriting results. There was no profit commission recognized in 2025 on these agreements.
Per Risk Excess of Loss
Effective April 1, 2025, the Company entered into per risk excess of loss agreements that provide coverage of
$4,000 in excess of $1,500 not to exceed $15,000 for all losses occurring during the term of the agreements.
Effective April 1, 2024, the Company entered into per risk excess of loss agreements that provide coverage of
$5,000 in excess of $1,000 not to exceed $17,500 for all losses occurring during the term of the agreements.

American Integrity Insurance Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data, unless otherwise stated)
Facultative Excess of Loss
Effective April 1, 2025, the Company entered into facultative reinsurance agreements that provide coverage for qualifying ceded individual risks of $6,000 in excess of $6,000 not to exceed $12,000 with respect to all risks ceded under these agreements involved in one loss occurrence. Prior to April 1, 2025, the Company was a party to similar agreements that were effective April 1, 2024.
Home Systems Protection Reinsurance
Effective June 15, 2013, the Company entered into an agreement that provides 100% of the Company’s liability for business classified as home systems protection and service line failures, for amounts up to $50 and $10, respectively, for any one accident any one policy. The agreement is continuous until terminated.
Citizens Assumed Reinsurance
During the year ended December 31, 2025, the Company’s insurance subsidiary, AIIC, assumed approximately
33,867 residential policies, representing approximately $73,243 in assumed unearned premiums. The ratio of assumed premiums earned to net premiums earned for the year ended December 31, 2025 was 54.1%. The ratio of assumed premiums earned to net premiums earned for the year ended December 31, 2024 was 16.6%.
Effect of Reinsurance
The effects of reinsurance on premiums written and earned were as follows:

	Year Ended December 31,
	2025		2024
	Written	Earned	Written	Earned
Direct premiums	$871,391	$753,519	$655,255	$651,967
Assumed Premiums	73,243	131,439	112,423	30,249
Gross Premiums	944,634	884,958	767,678	682,216
Ceded premiums	(673,721)	(642,035)	(573,234)	(500,161)
Net premiums	$270,913	$242,923	$194,444	$182,055
The Company’s reinsurance arrangements affected certain items in the consolidated statements of operations and comprehensive income for the years ended December 31, 2025 and December 31, 2024 by the following amounts:

	Year Ended December 31,
	2025	2024
Ceded premiums earned	$(642,035)	$(500,161)
Ceded losses and loss adjustment expenses incurred	(60,300)	517,549
Ceded policy acquisition expenses	164,717	114,882
For the years ended December 31, 2025 and December 31, 2024, recoveries received under reinsurance contracts were $132,741 and $380,741, respectively.
In May 2024, the Company commuted its 2021 and 2022 reinsurance contracts with Horseshoe Re. Horseshoe Re issued a payment of $1,805 to the Company in satisfaction of all liabilities and obligations under the contract. The balance was applied to and reduced ceded losses and loss adjustment expenses by $2,492, resulting in a loss of $687.

American Integrity Insurance Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data, unless otherwise stated)
In December 2024, the Company commuted its 2021 and 2022 reinsurance contracts with Ark Bermuda Limited.
Ark Bermuda Limited issued a payment of $2,470 to the Company in satisfaction of all liabilities and obligations under the contract. The balance was applied to and reduced ceded losses and loss adjustment expenses by $3,719, resulting in a loss of $1,249.
10.         Regulatory Requirements and Restrictions
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
The Company’s insurance subsidiary is subject to regulations and standards of the FLOIR. It is also subject to regulations and standards of regulatory authorities in other states where they are licensed, although as a Florida-
domiciled insurer, its principal regulatory authority is the FLOIR.
The Company’s insurance subsidiary, AIIC, prepares its statutory-basis financial statements in accordance with statutory accounting practices prescribed or permitted by FLOIR. The commissioner of the FLOIR has the right to permit other practices that may deviate from prescribed practices. AIIC does not obtain and follow any permitted practice. As of December 31, 2025 and December 31, 2024, AIIC reported statutory capital and surplus of $193,080 and $149,586, respectively. For the years ended December 31, 2025 and December 31, 2024, AIIC reported statutory net income of $42,028 and $29,088, respectively. Statutory-basis surplus differs from shareholders’ equity reported in accordance with GAAP primarily because policy acquisition costs are expensed when incurred, certain assets that are not admitted assets are eliminated from the consolidated balance sheets and surplus notes are reported as surplus rather than liabilities. In addition, the recognition of deferred tax assets is based on different recoverability assumptions.
The Florida statutes require a residential property insurance company to maintain statutory surplus as to policyholders of at least $1,500 or 10% of the insurer’s total liabilities, whichever is greater. Accordingly, as of
December 31, 2025 and December 31, 2024, AIIC exceeded the minimum statutory surplus requirement, which was
$19,308 and $14,959, respectively. Under Florida law, without regulatory approval, AIIC may pay dividends if they do not exceed the greater of: (i) the lesser of 10% of surplus or net income, not including realized capital gains, plus a two-year carry forward; (ii) 10% of surplus, with dividends payable limited to unassigned funds minus 25% of unrealized capital gains; or (iii) the lesser of 10% of surplus or net investment income plus a three-year carry forward with dividends payable limited to unassigned funds minus 25% of unrealized capital gains. AIIC did not pay any dividends for 2025 or 2024, and it can still pay dividends without regulatory approval.
AIIC is also required annually to comply with the NAIC RBC requirements. RBC requirements prescribe a method of measuring the amount of capital appropriate for an insurance company to support its overall business operations in light of its size and risk profile. NAIC RBC requirements are used by regulators to determine appropriate regulatory actions relating to insurers who show signs of a weak or deteriorating condition. As of December 31,
2025 and December 31, 2024, based on calculations using the appropriate NAIC RBC formula, AIIC total adjusted capital in excess of the requirements.
AIIC has maintained a cash deposit with the Insurance Commissioner of the State of Florida and other states in which AIIC is authorized to write business in order to meet regulatory requirements and such cash deposit is included in restricted cash on the consolidated balance sheets.
In addition, Florida property and casualty insurance companies are required to adhere to prescribed premium-to-
capital surplus ratios. Florida state law requires that the ratio of 90% of premiums written divided by surplus as to policyholders does not exceed 10 to 1 for gross premiums written or 4 to 1 for net premiums written. As of

American Integrity Insurance Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data, unless otherwise stated)
December 31, 2025, AIIC had a ratio of gross and net premiums written to surplus of 4.4 to 1 and 1.1 to 1, respectively, which met the requirements.
The insurance subsidiary’s statutory capital and surplus necessary to satisfy regulatory requirements in the aggregate was $57,335 and $46,972 at December 31, 2025 and December 31, 2024, respectively. As of December 31, 2025 and December 31, 2024, the amount of retained earnings not available for the payment of dividends was $19,308 and $14,959, respectively.
The Company also has the Catstyle reinsurance segregated account, where the Company can withdraw from cash held in the segregated account, but must provide written notice to the trustee in the form of a withdrawal notice in order to access the funds. However, consent of the grantor is not required to access the funds, and the funds’ use is not restricted within the terms of the trust agreement. Catstyle is regulated by the Authority and is required to meet and maintain certain minimum levels of solvency and liquidity. Catstyle’s statutory capital and surplus necessary to satisfy the regulatory requirements in the aggregate was $38,398 and $9,610 as of December 31, 2025 and
December 31, 2024, respectively. As of December 31, 2025 and December 31, 2024, the actual amount of statutory capital and surplus was $38,398 and $9,610, respectively. The liabilities of Catstyle are fully collateralized and accordingly capital and surplus are available to be paid out in dividends and subject to approval in accordance with regulations of the Authority.
11.         Long-term Debt
On June 27, 2007, the Company entered into a $7,000 surplus note with the SBAF under Florida’s Insurance Capital
Build-Up Incentive Program (the “Program”). The term of the surplus note is 20 years and accrues interest, adjusted quarterly based on the 10-year Constant Maturity Treasury Rate. The effective interest rate paid on the surplus note was 4.15% and 3.75% for the years ended December 31, 2025 and December 31, 2024.
Quarterly principal payments of $103 are due through 2027. Aggregate principal payments of approximately $411 were made during each of years ended December 31, 2025 and December 31, 2024. Any payment of the interest or repayment or principal is subject to approval by the FLOIR and may be paid only out of the insurance subsidiary’s earnings and only if its surplus exceeds specified levels required by the FLOIR.
The Company’s insurance subsidiary, AIIC, is in compliance with each of the loan’s covenants as implemented by the agreement with the SBAF. An event of default will occur if AIIC: (i) fails to maintain a writing ratio of no more than 2 to 1, net premiums written to policyholders’ surplus; (ii) fails to submit quarterly filings to the FLOIR; (iii)
fails to maintain a minimum surplus balance of $50,000, except for certain situations; (iv) misuses surplus note proceeds; (v) fails to make payments of interest and/or principal; (vi) makes any misrepresentations in the application for the Program; or (vii) pays any dividend when principal or interest payments are past due. Failure to fulfill any of these requirements may result in an increase in the interest rate to the maximum interest rate permitted by law, acceleration of the repayment of principal and interest, shortened term of the note, or the note being called and demand of full repayment. As of December 31, 2025 and December 31, 2024, AIIC’s net premiums written to surplus ratio was in excess of the required minimums and, therefore, the Company’s insurance subsidiary is not subject to the penalty rate.
Long-term debt consisted of the following at:

	December 31,
	2025	2024
Due currently	$412	$412
Due later	206	617
Surplus note	$618	$1,029

American Integrity Insurance Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data, unless otherwise stated)
The following table summarizes future maturities of long-term debt as of December 31, 2025:

(in thousands)
2026	$412
2027	206
Thereafter	—
$618
Interest expense for the years ended December 31, 2025 and December 31, 2024 was $34 and $46, respectively.
12.         Shareholders’ Equity
Immediately prior to the IPO, the owners of the equity interests of AIIG contributed all of their equity interests to the Company in exchange for an aggregate of 12,904,495 shares of Common Stock.
Public Offering
The Company’s amended and restated certificate of incorporation authorizes 100,000,000 shares of Common Stock, of which 19,579,009 shares were issued and outstanding as of December 31, 2025, and 10,000,000 shares of preferred stock, $0.001 par value per share, of which no shares were issued and outstanding as of December 31,
2025.
The Company issued 6,250,000 shares of Common Stock to the public, at a price of $16.00 per share in its IPO. The
Company received net proceeds of $93 million after deducting underwriting discounts and commissions and paid
$4.2 million in offering expenses that reduced the proceeds received in additional paid-in capital in the consolidated balance sheets. In addition, in connection with the IPO, the Company used $3.8 million of the proceeds from the offering to satisfy the Restricted Stock Grant Net Settlement and $3.0 million of the proceeds of the offering to terminate the management services agreement by and between James Sowell Company, L.P. and AIIG, but these costs were expensed in general and administrative expenses on the consolidated statements of operations and comprehensive income.
Distributions
The Company is a legal entity separate and distinct from its subsidiaries. As a holding company, the primary sources of cash needed to meet its obligations are distributions, dividends, and other permitted payments from its subsidiaries and consolidated VIEs. While there are no restrictions on distributions from AIMGA, AICS, PA, and
PIC, dividends from AIIC and Catstyle are restricted. See Note 10 – “Regulatory Requirements and Restrictions” for
the restrictions on dividends from AIIC and Note 3 – “Variable Interest Entity” for restrictions on dividends from
Catstyle.
Prior to the IPO, taxable income was allocated to the members of AIIG in accordance with the United States Internal
Revenue Code and AIIG’s amended and restated company agreement. Tax distributions totaled $12.9 million and
$8.0 million during the years ended December 31, 2025 and 2024, respectively.
Additionally, according to AIIG’s amended and restated company agreement and prior to the IPO, AIIG’s Board of
Directors may have, at its discretion, declared distributions to the members proportionally in accordance with their respective percentage ownership interests. The Company made $10.0 million and $4.0 million of discretionary distributions to members during the years ended December 31, 2025 and 2024, respectively.

American Integrity Insurance Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data, unless otherwise stated)
13.         Stock-Based Compensation
The Company adopted the American Integrity Insurance Group, Inc. 2025 Long-Term Incentive Plan (the “Plan”)
effective May 7, 2025. The Plan has authorized 2,175,758 shares of common stock reserved for issuance under the
Plan for future grants.
During the year ended December 31, 2025, awards granted under the Plan consisted of 7,044 RSAs, which vested upon grant, and 46,876 RSUs, which remain unvested as of December 31, 2025. Accordingly, a total of 53,920 shares of restricted stock were granted under the Plan during 2025.
At December 31, 2025, there were 2,121,838 shares of Common Stock available for future issuance under the Plan.
Restricted Stock Awards
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
In addition, during 2025, the Company issued restricted stock to its non-employee members of the Board of
Directors in connection with the American Integrity Insurance Group, Inc. 2025 Non-Employee Director
Compensation Policy (the “Non-Employee Director Compensation Policy”) approved on September 9, 2025, under the Plan. Under the Non-Employee Director Compensation Policy, an initial grant of 2,658 shares of restricted stock was awarded on September 9, 2025, followed by quarterly grants totaling 4,386 shares as of December 31, 2025.
The shares awarded under this policy vest immediately on their respective grant date.
A summary of all RSA activity for the period May 7, 2025 to December 31, 2025 is as follows:

	Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding, May 7, 2025	—	$—
Granted	659,101	16.05
Shares withheld for tax remittance (retired)	(234,587)	16.00
Vested	(424,514)	16.08
Nonvested at December 31, 2025	—	$—
The Company incurred a one-time share-based compensation expense of $10,433 in connection with the Restricted
Stock Grant and paid $3,753 in taxes in connection with the Restricted Stock Grant Net Settlement related to the
IPO. In addition, during the year ended December 31, 2025, the Company recognized $147 of share-based compensation expense related to the RSAs granted to the non-employee members of the Board of Directors within general and administrative expenses in the consolidated statements of operations and comprehensive income.
Restricted Stock Units
On December 4, 2025, the Board of Directors approved the grant of 46,876 RSUs in connection with the Company’s form of RSU agreement (the “RSU Agreement”) under the Plan. The RSUs were granted with a grant-date common stock fair value of $20.62 per share to certain executive employees. The fair value was determined using the closing price of our Common Stock reported on the New York Stock Exchange on the grate date. One-third of the total
RSUs granted vest annually on the Plan’s adoption anniversary date over a three-year term. The shares vested under the RSU Agreement are contingent upon the employee’s continuous employment with the Company through each vesting period.

American Integrity Insurance Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data, unless otherwise stated)
A summary of all RSU activity for the period May 7, 2025 to December 31, 2025 is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
Granted and unvested at May 7, 2025	—	$—
Granted	46,876	20.62
Vested	—	—
Forfeited	—	—
Granted and unvested at December 31, 2025	46,876	$20.62
The Company recognizes the compensation cost for the RSUs on a straight-line basis over the awards’ vesting period.
The Company recognized compensation costs associated with the RSUs of $29 for the year ended December 31,
2025. Since the RSUs were authorized for issuance in 2025, there were no compensation costs associated with the
RSUs for the year ended December 31, 2024.
14.         Segment Reporting
Operating segments are defined as components of a company that engage in activities from which it may earn revenues and incur expenses for which separate operational financial information is available and is regularly evaluated by the chief operating decision maker (“CODM”). For the purpose of allocating the Company’s resources and assessing its operating performance, the Company identified the CODM to be the Chief Executive Officer.
The Company concluded that it has only one reportable operating segment. This conclusion is based on the three characteristics of an operating segment within ASC 280. The first characteristic of an operating segment is that it engages in business activities from which it may recognize revenues and incur expenses. The second characteristic is that its operating results are regularly reviewed by the CODM to make decisions about resources to be allocated to the segment and assess its performance. The third characteristic is that its discrete financial information is available.
The Company considered each of these factors in determining that the consolidated entity is the single operating segment. As there is only one operating segment, the Company did not assess any aggregation or materiality and concluded that the Company will report a single reportable segment. As there is a single reportable segment, the
CODM uses information that is presented in the consolidated financial statements to evaluate the performance of the single segment, including net income as the measure of profit or loss. The CODM uses net income to monitor budgeted versus actual results, which assists in the evaluation of segment performance and what resources are needed. The CODM also uses net income to assess the Company’s performance in comparison with competitors. No single customer represents more than 10% of the Company’s revenue.
15.         Earnings Per Share
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
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data, unless otherwise stated)
The Company historically had a PPP that was terminated upon the IPO. For the comparative historical period presented, it was determined in accordance with ASC 260, Earnings Per Share, (“ASC 260”), that the participants of the PPP were able to participate in undistributed earnings with Common Stock based on a predetermined formula on a nonforfeitable basis, thus representing a participating security. The Company applies the two-class method to allocate income between the common shareholders and the PPP participants.
The RSUs have a contractual right to participate in undistributed earnings with Common Stock. The Company applies the two-class method to allocate income between common shareholders and RSU holders.
The following table presents the net income and the weighted average number of shares outstanding used in the earnings per share calculations. For the year ended December 31, 2024, there were no potentially dilutive instruments outstanding.
For the year ended December 31, 2025, diluted earnings per share reflects the impact of RSUs using the treasury stock method. As of December 31, 2025, approximately 208 shares were considered dilutive, primarily related to
RSUs subject to a three-year straight-line vesting schedule. The impact of these dilutive shares was immaterial and did not change diluted earnings per share when rounded.

	Year Ended December 31,
	2025	2024
Numerator:
Net income attributable to common shareholders	$99,621	$39,742
Income allocated to participating securities	2,190	1,711
Income available for common shareholders	$97,431	$38,031

Denominator:
Shares outstanding	19,579,009	12,904,495
Weighted average common shares outstanding - basic	17,235,168	12,904,495
Weighted average common shares outstanding - diluted	17,235,376	12,904,495

Earnings available to common shareholders per share
Basic	$5.65	$2.95
Diluted	$5.65	$2.95
16.         Other Comprehensive Income (Loss)
Comprehensive income (loss) includes changes in unrealized gains and losses on fixed maturities classified as available-for-sale. Reclassification adjustments for realized (gains) losses are reflected in net realized gains (losses)
on investments on the consolidated statements of operations and comprehensive income.

American Integrity Insurance Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data, unless otherwise stated)
The following tables are summaries of other comprehensive income (loss) and disclose the tax impact of each component of other comprehensive income (loss) for the years ended December 31, 2025 and December 31, 2024:

	Year Ended December 31,
	2025			2024
	Pre-Tax	Income Tax Benefit (Expense)	Net-of-Tax Amount	Pre-Tax	Income Tax Benefit (Expense)	Net-of-Tax Amount
Net changes to available-for-sale securities:
Unrealized holding gains (losses) arising during period	$3,608	$(928)	$2,680	$1,043	$(241)	$802
Reclassification adjustment for (gains) losses realized in net income	(569)	144	(425)	(119)	25	(94)
Other comprehensive income (loss)	$3,039	$(784)	$2,255	$924	$(216)	$708
17.         Income Taxes
The Company’s income before provision for income taxes consisted of the following:

	Year Ended December 31,
	2025	2024
U.S.	$87,954	$46,505
Foreign	27,103	4,534
Income before provision for income taxes	$115,057	$51,039
The following table summarizes the provision for income taxes:

	Year Ended December 31,
	2025	2024
Current:
Federal	$17,228	$9,757
State	4,306	2,931
Foreign	4,427	952
Total current tax expense	25,961	13,640
Deferred:
Federal	(8,267)	(1,943)
State	(2,258)	(400)
Foreign	—	—
Total deferred income tax expense	$(10,525)	$(2,343)
Total income tax expense	$15,436	$11,297
Effective tax rate	13.4%	22.1%

American Integrity Insurance Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data, unless otherwise stated)
The Company adopted ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures on a
prospective basis beginning with the year ended December 31, 2025. The following table presents required disclosure pursuant to ASU 2023-09 and reconciles the statutory federal income tax amount and rate to our global effective tax amount and rate for the year ended December 31, 2025:

	Year Ended December 31, 2025
	Amount	Rate
Income tax expense computed at U.S. federal statutory rates	$24,162	21.0%
State income tax expense(1)	4,191	3.6
Foreign tax effects:
Bermuda	(4,427)	(3.8)
Other foreign jurisdictions	—	—
Effects of cross-border tax laws:
Subpart F income inclusion	4,427	3.8
Foreign tax credit	—	—
Other	—	—
Tax credits:
Research and development credit	—	—
Changes in valuation allowances	—	—
Nontaxable or nondeductible items:
IRC Section 162(m) executive compensation	2,061	1.8
Tax status change of nontaxable entity	(9,722)	(8.4)
Nontaxable entity activity	(5,791)	(5.0)
Other	323	0.3
Changes in unrecognized tax benefits	—	—
Other adjustments	212	0.2
Income tax expense at global effective rate	$15,436	13.4%
(1)The state that contributes to the majority (greater than 50%) of the tax effect in this category is Florida.
The following table presents the required disclosures prior to our adoption of ASU 2023-09 and reconciles the statutory federal income tax rate to the actual global effective tax rate for the year ended December 31, 2024:

	Year Ended December 31, 2024
	Amount	Rate
Income tax expense computed at U.S. federal statutory rates	$10,718	21.0%
State income tax expense	1,840	3.6
Loss of partnerships and other pass-through entities	(1,851)	(3.6)
Nondeductible items	37	0.1
Other	553	1.1
Income tax expense at effective rate	$11,297	22.1%
On July 4, 2025, the One Big Beautiful Bill Act (the “Act”) was signed into law. The Act made permanent key elements of the Tax Cuts and Jobs Act, including 100 percent bonus depreciation, domestic research cost expensing, increases the Advanced Manufacturing Investment Credit to 35 percent from 25 percent and modified to the international tax framework. The Act includes multiple effective dates, with certain provisions effective in 2025 and others phased in through 2027. We continue to evaluate the impact of the Act’s provisions that take effect in future years.

American Integrity Insurance Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data, unless otherwise stated)
In connection with the IPO in calendar year 2025, the Company converted its partnership structure into a corporate structure for income tax reporting purposes. For 2025, the Company plans to file two separate stand-alone federal income tax returns, one for the insurance subsidiary and one for the new parent and other single-member limited liability companies.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. The significant components of the Company’s deferred tax assets and liabilities were as follows:

	December 31,
	2025	2024
Deferred tax assets
Unpaid losses and loss adjustment expense	$900	$671
Unearned premiums	9,936	7,772
Net unrealized losses on investments	—	118
Unearned revenue	25,688	—
Capital loss carryforward	—	1
Change in ROU liabilities	115	—
Other	203	12
Total deferred tax assets	36,842	8,574
Valuation allowance	—	—
Net deferred tax assets	36,842	8,574
Deferred tax liabilities:
Deferred policy acquisition costs	(22,399)	(5,272)
Fixed assets	(1,408)	—
Excess ceding commission	(2,575)	(3,971)
Prepaid expenses	(472)	—
Policy acquisition costs	(592)	—
Net unrealized gains on investments	(649)	—
Accrued expenses	51	—
Change in ROU assets	(113)	—
Other	(49)	(453)
Total deferred tax liabilities	(28,206)	(9,696)
Net deferred tax liabilities	$8,636	$(1,122)
At each balance sheet date, management assesses the need to establish a valuation allowance that reduces deferred income tax assets when it is more likely than not that all, or some portion, of the deferred income taxes will not be realized. A valuation allowance would be based on all available information including the Company’s assessment of uncertain tax positions and projections of future taxable income and capital gain from each tax-paying component in each jurisdiction, principally derived from business plans and available tax planning strategies.
Management has reviewed all available evidence, both positive and negative, in determining the need for a valuation allowance with respect to the gross deferred tax assets. In determining the manner in which available evidence should be weighted, management has determined that the need for a valuation allowance is not warranted at this time.
As of December 31, 2025 and December 31, 2024, the Company had no net operating loss carryforwards for tax purposes.

American Integrity Insurance Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data, unless otherwise stated)
Deferred tax assets are included within other long-term assets on the consolidated balance sheets. Deferred tax liabilities are included within other long-term liabilities on the consolidated balance sheets.
Current income taxes payable of $2.5 million and $11.9 million are included in other current liabilities as of
December 31, 2025 and December 31, 2024, respectively.
The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as expenses in the accompanying consolidated statements of operations and comprehensive income. Accrued interest and penalties are included on the related tax liability line on the consolidated balance sheets. As of December 31, 2024, the
Company had no unrecognized tax benefits. There were no changes in the Company’s unrecognized tax benefits during the years ended December 31, 2025 or December 31, 2024. The Company recorded accrued interest and penalties of $142 related to amended income tax return filings during calendar year 2025, and did not recognize any interest or penalties during the calendar year 2024 related to unrecognized tax benefits.
The Company files income tax returns in U.S. federal and various state jurisdictions. With few exceptions, the
Company is not subject to examinations by major tax jurisdictions for years ended December 31, 2022, and prior.
Cash Taxes Paid
The Company adopted ASU 2023-09 on a prospective basis for the year ended December 31, 2025, and has included the following table as a result of adoption, which presents income taxes paid (net of refunds received) for the year ended December 31, 2025:

Year Ended December 31, 2025
Federal	$27,685
State:
Florida(1)	7,615
Other states	35
Foreign taxes:
Bermuda	—
Total cash paid for income taxes	$35,335
(1)Florida is the only state that represents taxes paid that were greater than 5% of total taxes paid.
The following table summarizes the income taxes paid for the year ended December 31,2024:

Year Ended December 31, 2024
Cash paid during the year for:
Income taxes, net of refunds	$1,000
18.         Related Party Transactions
AIIG was a party to a management and financial advisory services agreement with a company owned by one of its members. The fees for financial advisory services were negotiated in good faith by both parties on a case-by-case basis. For financial oversight and monitoring services, AIIG paid a fixed monthly fee under the terms of the agreement. During 2025 and 2024, the Company incurred fees under the agreement of $411 and $938, respectively, which was recorded within general and administrative expenses. During the second quarter of 2025, the management and financial advisory services agreement was terminated in conjunction with the IPO for a payment of
$3,000. This has been included in general and administrative expenses on the consolidated statements of operations and comprehensive income. There were no amounts payable at December 31, 2025 or December 31, 2024, related to the agreement.

American Integrity Insurance Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data, unless otherwise stated)
19.         Commitments and Contingencies
Obligations under Multi-Year Reinsurance Contracts
The Company purchases reinsurance coverage to protect its capital and to limit its losses when certain major events occur. The Company’s reinsurance commitments generally run from June 1 of the current year to May 31 of the following year. From time to time, certain of the Company’s reinsurance agreements may be for periods longer than one year. Amounts payable for coverage during the current June 1 to May 31 contract period are recorded as reinsurance payable in the consolidated balance sheets. Multi-year contract commitments for future years are recorded at the beginning of the coverage period. As of December 31, 2025 and December 31, 2024, there were no multi-year reinsurance contract obligations.
Litigation
Lawsuits and other legal proceedings are filed against the Company from time to time. Many of these legal proceedings involve claims under insurance policies that the Company underwrites. The Company is also involved in various other legal proceedings and litigation unrelated to claims under the Company’s contracts, which arise in the ordinary course of business. The Company accrues amounts resulting from claim-related legal proceedings in unpaid losses and loss adjustment expenses during the period it determines an unfavorable outcome becomes probable and amounts can be estimated. Management believes that the resolution of these legal actions will not have a material impact on the Company’s consolidated financial statements. The Company contests liability and/or the amount of damages as appropriate in each pending matter.
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
Florida Insurance Guaranty Association
In April 2023, the Florida Insurance Guaranty Association (“FIGA”) issued an order for the collection of a 1.0%
FIGA assessment policy surcharge for policies effective October 1, 2023 through September 30, 2024. The order directed member insurance companies to collect policy surcharge amounts in advance and to remit those surcharge amounts to FIGA on a quarterly basis. The Company recorded an accrued liability totaling $1,690 and $1,195, respectively, in other liability and accrued expenses as of December 31, 2025 and December 31, 2024, which represents the policy surcharge amounts collected, but unremitted to FIGA as of that date.
20.         Employee Benefit Plans
The Company maintains a 401(k) defined contribution plan covering substantially all employees of the Company and its subsidiaries. The Company matches 100% of employees’ contributions to the plan up to 3% of employees’
salaries and 50% of employees’ contributions in excess of 3% up to 5%. The Company’s contributions to the plan on behalf of the participating employees were approximately $1,139 and $861 for the years ended December 31, 2025 and December 31, 2024.

American Integrity Insurance Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data, unless otherwise stated)
21.         Leases
Operating lease cost was $2,188 and $2,159 for the years ended December 31, 2025 and December 31, 2024, respectively, and is included in other operating expenses on the consolidated statements of operations and comprehensive income. Short-term and variable lease costs were immaterial for the years ended December 31, 2025 and December 31, 2024.
The following table provides supplemental balance sheet information about the Company’s leases as of
December 31, 2025 and December 31, 2024:

	December 31,
	2025	2024
Operating leases:
Right-of-use assets	$449	$2,498
Lease liability	$458	$2,612
Weighted-average remaining lease term:
Operating leases	0.34 years	1.18 years
Weighted-average discount rate:
Operating leases	3.42%	2.75%
On February 20, 2025, the Company entered into a new 152-month lease agreement for approximately 75,000 square feet of office space in Tampa, Florida. Access to the leased premises is expected to occur in phases beginning in the first half of 2026. As of December 31, 2025, the lease had not commenced as the underlying asset had not been made available for use by the Company. Accordingly, no right-of-use asset or lease liability has been recognized. Total future contractual lease payments under this agreement are expected to approximate $45.7 million over the lease term.
Supplemental disclosure of cash flow information related to leases was as follows for the years ended December 31,
2025 and December 31, 2024:

	Year Ended December 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,279	$2,184
The estimated future minimum payments of operating leases as of December 31, 2025 are as follows:

Years ending	Operating Leases
2026	$447
2027	12
2028	—
2029	—
2030	—
Thereafter	—
Total lease payments	459
Less: imputed interest	(1)
Present value of lease liabilities	$458

American Integrity Insurance Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data, unless otherwise stated)
22.         Selected Quarterly Financial Data (unaudited)
The following table provides a summary of unaudited quarterly results for the periods presented (in thousands, except per share data):

Year Ended December 31, 2025	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net premiums earned	$65,402	$66,169	$51,999	$59,352
Investment income	4,103	4,780	6,906	5,916
Total revenues	71,886	74,499	62,026	68,075
Total expenses	28,977	50,402	43,253	38,797
Net income	38,096	27,494	13,163	20,869
Basic net income per share	$2.78	$1.62	$0.67	$1.07
Diluted net income per share	$2.78	$1.62	$0.67	$1.07

Year Ended December 31, 2024	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net premiums earned	$39,283	$40,519	$40,464	$61,789
Investment income	3,248	3,414	3,757	3,761
Total revenues	44,308	46,383	46,543	67,120
Total expenses	31,001	25,950	39,992	56,372
Net income	12,106	14,724	4,513	8,399
Basic and diluted net income per share	$0.90	$1.09	$0.33	$0.62
The sum of quarterly amounts, including per share amounts, may not equal amounts reported for year-to-date periods. This is due to the effects of rounding and changes in the number of weighted-average shares outstanding for each period.
23.         Subsequent Events
On January 20, 2026, the Company’s insurance subsidiary, AIIC, assumed approximately 24 commercial policies from Citizens, representing approximately $309 in gross premiums written.
On February 17, 2026, the Company's insurance subsidiary, AIIC, assumed approximately 340 personal policies from Citizens, representing approximately $488 in gross premiums written.
On February 24, 2026, the Company announced that its Board of Directors declared a $1.02 per share special cash dividend payable on March 30, 2026, to stockholders of record as of March 16, 2026.
The Company performed an evaluation of subsequent events through the date the financial statements were issued, and determined there were no recognized or unrecognized subsequent events that would require an adjustment or additional disclosure in the financial statements as of December 31, 2025 other than the items listed above.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
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
As required by Exchange Act Rule 13a-15(b) or Rule 15d-15(b), as of the end of the period covered by this Annual Report, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and
Chief Financial Officer concluded that, as of December 31, 2025, our disclosure controls and procedures were effective.
Remediation of Previously Reported Material Weaknesses
As previously disclosed, we identified a material weakness in our internal control over financial reporting. The material weakness related to the aggregate effect of multiple deficiencies in internal controls, which affected the control activities component of the Company’s internal control framework, including with respect to controls that address claims payments in the Company’s policy administrative system, reconciliation of claim payments used by the Company’s actuaries to estimate reserves, reconciliation of premium receivable balances and reserve for credit losses, reconciliation of investments held by consolidated variable interest entities, and the reconciliation of ceding commission. The Company did not maintain sufficiently detailed and precise documentation in support of the design and operation of controls, which was pervasive throughout the Company’s internal control environment.
In response to the previously identified material weaknesses, and as previously disclosed in Part I, Item 4 of the Company’s quarterly report on Form 10‑Q for the quarter ended September 30, 2025, management implemented a remediation plan.
The remediation activities included, among other things, (i) hiring additional experienced accounting, financial reporting, and internal control personnel and revising roles and responsibilities in connection with the Company’s transition to being a public company and its requirement to comply with Section 404 of the Sarbanes‑Oxley Act, (ii) implementing company‑wide internal control training to reinforce employees’ responsibilities within the control environment and establish expectations for control documentation, (iii) engaging external service providers to assist management in enhancing written policies and procedures and documentation standards for control owners, and (iv) reviewing and enhancing the design of controls relating to the evaluation of accounting policies and the review of management’s estimate of credit losses associated with cancellation of insurance policies.
These enhancements to the Company’s control environment that were put in place during 2025 have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively and that we have remediated the previously identified material weaknesses in our internal control over financial reporting as of
December 31, 2025.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the period covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than as described above.
Management’s Annual Report on Internal Controls Over Financial Reporting
This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

In addition, because we are an “emerging growth company” under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting for so long as we are an emerging growth company.
Item 9B. Other Information
Rule 10b5-1 Trading Arrangements
During the quarter ended December 31, 2025, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408(a) of Regulation S-K).
Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections
Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item will be set forth in the Company’s definitive proxy statement to be filed with the
SEC no later than 120 days subsequent to December 31, 2025 with respect to its 2026 annual meeting of shareholders and is incorporated herein by reference.
Item 11. Executive Compensation
The information required by this item will be set forth in the Company’s definitive proxy statement to be filed with the
SEC no later than 120 days subsequent to December 31, 2025 with respect to its 2026 annual meeting of shareholders and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be set forth in the Company’s definitive proxy statement to be filed with the
SEC no later than 120 days subsequent to December 31, 2025 with respect to its 2026 annual meeting of shareholders and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be set forth in the Company’s definitive proxy statement to be filed with the
SEC no later than 120 days subsequent to December 31, 2025 with respect to its 2026 annual meeting of shareholders and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by this item will be set forth in the Company’s definitive proxy statement to be filed with the
SEC no later than 120 days subsequent to December 31, 2025 with respect to its 2026 annual meeting of shareholders and is incorporated herein by reference.

Part IV
Item 15. Exhibits, Financial Statement Schedules
The following are filed as part of this Annual Report:
(1)Financial Statements
The financial statements filed as part of this Annual Report are included in “Item 8. Financial Statements and
Supplementary Data.”
(2)Financial Statement Schedules
No financial statement schedules are provided because the information called for is not required or is shown in the financial statements or the notes thereto.
(3)Exhibits required to be filed by Item 601 of Regulation S-K
The exhibits listed below are filed or incorporated by reference as a part of this Annual Report.

Exhibit Number	Description
3.1
Amended and Restated Certificate of Incorporation of American Integrity Insurance Group, Inc.
(incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the
SEC on May 9, 2025).

3.2	Amended and Restated Bylaws of American Integrity Insurance Group, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 9, 2025).
4.1
Registration Rights Agreement, dated May 7, 2025, by and among the Company, Sowell Investments
Holding Co., LLC and Robert Ritchie (incorporated by reference to Exhibit 4.1 to the Company’s
Quarterly Report on Form 10-Q filed with the SEC on June 10, 2025).

4.2*	Description of Securities of American Integrity Insurance Group, Inc.
10.1†
American Integrity Insurance Group, Inc. 2025 Long-Term Incentive Plan (incorporated by reference to
Exhibit 4.3 to the Company’s Registration Statement on Form S-8 filed with the SEC on May 22, 2025).

10.2†
Form of Restricted Stock Award Agreement (Employees) under the American Integrity Insurance Group,
Inc. 2025 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s
Registration Statement on Form S-1 filed with the SEC on April 14, 2025).

10.3†
Form of Restricted Stock Award Agreement (Non-Employee Directors) under the American Integrity
Insurance Group, Inc. 2025 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the
Company’s Registration Statement on Form S-1 filed with the SEC on April 14, 2025).

10.4†
Form of Restricted Stock Unit Award Agreement (Employees, Time-Based) under the American
Integrity Insurance Group, Inc. 2025 Long-Term Incentive Plan (incorporated by reference to Exhibit
10.4 to the Company’s Registration Statement on Form S-1 filed with the SEC on April 14, 2025).

10.5†
Form of Restricted Stock Unit Award Agreement (Employees, Performance-Based) under the American
Integrity Insurance Group, Inc. 2025 Long-Term Incentive Plan (incorporated by reference to Exhibit
10.5 to the Company’s Registration Statement on Form S-1 filed with the SEC on April 14, 2025).

10.6†	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 filed with the SEC on April 14, 2025).
10.7†+
Employment Agreement, dated May 7, 2025, by and between the Company and Robert Ritchie
(incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on June 10, 2025).

10.8†+
Employment Agreement, dated May 7, 2025, by and between the Company and David Clark
(incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on June 10, 2025).

10.9†+
Employment Agreement, dated May 7, 2025, by and between the Company and Ben Lurie (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on
June 10, 2025).

10.10†+
Employment Agreement, dated May 7, 2025, by and between the Company and Jon Ritchie
(incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on June 10, 2025).

16.1
Letter Regarding Change in Certifying Accountant from Deloitte & Touche LLP (incorporated by reference to Exhibit 16.1 to the Company’s Registration Statement on Form S-1/A filed with the SEC on
April 29, 2025).

19.1*	Insider Trading Policy of American Integrity Insurance Group, Inc.
21.1*	List of Subsidiaries.
23.1*	Consent of Forvis Mazars, LLP.
31.1*	Certification of Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Compensation Recovery Policy of American Integrity Insurance Group, Inc.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*Filed herewith.
**The certifications attached as Exhibit 32.1 are not deemed “filed” with the SEC and are not to be incorporated by reference into any filing of American Integrity Insurance Group, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of
1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.
      †    Management compensatory plan or contract.
+Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K.
American Integrity Insurance Group, Inc. agrees to furnish a copy of all omitted exhibits and schedules to the Securities and
Exchange Commission upon request.
Item 16. Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: February 26, 2026	AMERICAN INTEGRITY INSURANCE GROUP, INC.

By: /s/ Robert Ritchie
Robert Ritchie Chief Executive Officer Principal Executive Officer and duly authorized officer)

Signature	Title	Date

/s/ Robert Ritchie	Chief Executive Officer and Director	February 26, 2026
Robert Ritchie	(Principal Executive Officer)

/s/ Ben Lurie	Chief Financial Officer	February 26, 2026
Ben Lurie	(Principal Financial Officer)

/s/ Steve W. Biggs	Chief Accounting Officer	February 26, 2026
Steve W. Biggs	(Principal Accounting Officer)

/s/ David Clark	Chairman and Director	February 26, 2026
David Clark

/s/ Ernest N. Csiszar	Director	February 26, 2026
Ernest N. Csiszar

/s/ Steven B. Mathis	Director	February 26, 2026
Steven B. Mathis

/s/ Steven Smathers	Director	February 26, 2026
Steven Smathers