Form 10-Q
period 2026-03-31
American Integrity Insurance Group, Inc.
filed 2026-05-14
CIK 2007587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______
Commission File Number: 001-42634

American Integrity Insurance Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware	33-2925846
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3000 Bayport Drive, Suite 500 Tampa, Florida	33607
(Address of principal executive offices)	(Zip Code)
(813) 880-7000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	AII	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new
or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.            ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 14, 2026, there were 19,590,817 shares of common stock, par value of $0.001 per share, outstanding.
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
Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements” as defined in Section 27A of the Securities
Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the
“Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q may be forward-looking statements. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements regarding: our outlook; our business strategy; writing new business and retaining existing policies; new insurance products; availability of reinsurance coverage; expectations on future growth; future Citizens
Property Insurance Corporation (“Citizens”) take-out opportunities; anticipated future operating results and operating expenses, cash flows, capital resources and liquidity; reserves for losses and loss adjustment expenses; geographic expansion; reduction of our quota share; competition; future regulatory, judicial and legislative changes; forecasts of future revenues and appropriately planning our expenses; and our plans regarding our capital expenditures and investment portfolios. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,”
“contemplates,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,”
“should,” “targets,” “will,” “would” or the negative of these terms or other similar expressions.
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
•mandatory assessments or competition from government entities may create short-term liabilities or affect our ability to underwrite more policies; and
•other risks identified in Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q and Part I, Item 1A
“Risk Factors” in our most recent Annual Report on Form 10-K.
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

PART I – FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (unaudited)
American Integrity Insurance Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	March 31, 2026	December 31, 2025
	(unaudited)
Assets
Fixed maturities, available-for-sale, at fair value (amortized cost of $347,017 and $327,910, respectively)	$347,264	$330,489
Short-term investments (amortized cost of $2,480 and $18,121, respectively)	2,479	18,121
Total investments	349,743	348,610
Cash and cash equivalents	171,182	203,902
Restricted cash	55,169	40,217
Premiums receivable, net	44,432	45,031
Accrued investment income	3,072	3,458
Prepaid reinsurance premiums	157,888	275,093
Reinsurance recoverable, net	275,290	269,056
Net reinsurance commission receivable	58,871	—
Property and equipment, net	6,390	5,718
Right-of-use assets – operating leases	35,702	449
Deferred income tax asset, net	8,943	8,636
Other assets	8,372	24,904
Total assets	$1,175,054	$1,225,074
Liabilities and shareholders’ equity
Liabilities:
Unpaid losses and loss adjustment expenses	$264,857	$266,591
Income tax payable	4,734	2,680
Unearned premiums	470,789	481,557
Reinsurance payable	5,350	78,526
Advance premiums	25,892	11,752
Long-term debt	515	618
Lease liabilities – operating leases	32,652	458
Deferred policy acquisition costs, net of unearned ceding commissions	8,804	12,902
Other liabilities and accrued expenses	25,978	32,968
Total liabilities	$839,571	$888,052
Shareholders’ equity:(1)
Common stock, $0.001 par value, 100,000,000 shares authorized, 19,581,343 shares issued and outstanding at March 31, 2026 and 19,579,009 shares issued and outstanding at December 31, 2025	$20	$20
Additional paid-in capital	106,162	105,896
Accumulated other comprehensive income, net of taxes	184	1,928
Retained earnings	229,117	229,178
Total shareholders’ equity	$335,483	$337,022
Total liabilities and shareholders’ equity	$1,175,054	$1,225,074
See accompanying notes to unaudited condensed consolidated financial statements.
(1)Both the number of shares outstanding and their par value have been retrospectively recast for all prior periods presented to reflect the par value of the outstanding stock of American Integrity Insurance Group, Inc. as a result of the Corporate Contribution. See
Note 1 — “Nature of Operations and Basis of Presentation” and Note 14 — “Earnings Per Share.”

American Integrity Insurance Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)
(In thousands, except share and per share data)

	Three Months Ended March 31,
	2026	2025
Revenues:
Gross premiums written	$220,004	$212,150
Change in gross unearned premiums	10,768	(1,994)
Gross premiums earned	230,772	210,156
Ceded premiums earned	(148,564)	(144,754)
Net premiums earned	82,208	65,402
Policy fees	2,745	2,204
Net investment income	5,652	4,103
Net realized gains on investments	53	16
Other income	273	161
Total revenues	90,931	71,886
Expenses:
Losses and loss adjustment expenses, net	31,725	20,862
Policy acquisition expenses	15,985	3,107
General and administrative expenses	15,966	5,008
Total expenses	63,676	28,977
Income before income taxes	27,255	42,909
Income tax expense	7,345	4,813
Net income	$19,910	$38,096
Other comprehensive income (loss):
Unrealized holding gains (losses) on available-for-sale securities, net of taxes	(1,705)	457
Reclassification adjustment for net realized gains (losses), net of taxes	(39)	(12)
Total other comprehensive income (loss)	(1,744)	445
Comprehensive income	$18,166	$38,541
Earnings per share:(1)
Basic earnings per share	$1.02	$2.78
Diluted earnings per share	$1.02	$2.78
Weighted average shares outstanding – Basic	19,579,035	12,904,495
Weighted average shares outstanding – Diluted	19,579,308	12,904,495
See accompanying notes to unaudited condensed consolidated financial statements.
(1)Both the number of shares outstanding and their par value have been retrospectively recast for all prior periods presented to reflect the par value of the outstanding stock of American Integrity Insurance Group, Inc. as a result of the Corporate Contribution. See
Note 1 — “Nature of Operations and Basis of Presentation” and Note 14 — “Earnings Per Share.”

American Integrity Insurance Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
Three Months Ended March 31, 2026
(In thousands, except share amounts)

	Common Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2025	19,579,009	$20	$105,896	$229,178	$1,928	$337,022
Common stock dividends ($1.02 per share)	—	—	—	(19,971)	—	(19,971)
Total other comprehensive income (loss)	—	—	—	—	(1,744)	(1,744)
Net income	—	—	—	19,910	—	19,910
Vesting of restricted stock awards	2,334	—	45	—	—	45
Stock-based compensation on restricted stock units	—	—	221	—	—	221
Balance at March 31, 2026	19,581,343	$20	$106,162	$229,117	$184	$335,483

	Common Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2024	12,904,495	$13	$10,274	$152,432	$(327)	$162,392
Distributions to members – tax advances and profit distributions ($1.15 per share)(1)	—	—	—	(14,875)	—	(14,875)
Total other comprehensive income	—	—	—	—	445	445
Net income	—	—	—	38,096	—	38,096
Balance at March 31, 2025	12,904,495	$13	$10,274	$175,653	$118	$186,058
See accompanying notes to unaudited condensed consolidated financial statements.
(1)The distributions were made to members prior to the IPO. See Note 1 — “Nature of Operations and Basis of Presentation” and
Note 11 — “Shareholders’ Equity.”

American Integrity Insurance Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	For the Three Months Ended March 31,
	2026	2025
Cash flows provided by (used in) operating activities
Net income	$19,910	$38,096
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	266	—
Amortization and depreciation	798	497
Deferred income taxes	282	(1,090)
Net realized (gains)	(53)	(16)
Changes in operating assets and liabilities:
Premiums receivable	599	(4,899)
Accrued investment income	386	238
Prepaid reinsurance premiums	117,205	89,856
Reinsurance recoverable	(6,234)	22,394
Net reinsurance commission receivable	8,312	—
Other assets	13,534	8,879
Unpaid losses and loss adjustment expense	(1,734)	(44,089)
Unearned premiums	(10,768)	1,994
Reinsurance payable	(140,359)	(55,072)
Advance premiums	14,140	13,950
Income taxes payable (recoverable)	2,054	6,418
Operating lease payments	389	(501)
Deferred policy acquisition costs, net unearned ceding commissions	(4,098)	(5,095)
Other liabilities and accrued expenses	(7,837)	(3,475)
Net cash provided by operating activities	6,792	68,085
Cash flows provided by (used in) investing activities
Purchases of property and equipment	(1,267)	(108)
Proceeds from sales and maturities of fixed maturity securities	20,534	59,870
Purchases of fixed maturity securities	(39,424)	(51,419)
Proceeds from sales and maturities of short-term investments	22,659	—
Purchases of short-term investments	(6,988)	—
Net cash provided by (used in) investing activities	(4,486)	8,343
Cash flows provided by (used in) financing activities
Cash dividends paid	(19,971)	—
Cash distributions to members(1)	—	(14,875)
Repayment of long-term debt	(103)	(103)
Net cash used in financing activities	(20,074)	(14,978)
Net increase in cash, cash equivalents and restricted cash	(17,768)	61,450
Cash, cash equivalents and restricted cash at beginning of year	244,119	179,272
Cash, cash equivalents and restricted cash at end of period	$226,351	$240,722
(1)The distributions were made to members prior to the IPO. See Note 1 — “Nature of Operations and Basis of Presentation” and
Note 11 — “Shareholders’ Equity.”

American Integrity Insurance Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	For the Three Months Ended March 31,
	2026	2025
Supplemental disclosures of cash flow information
Interest paid	$12	$—
Income taxes paid	$5,311	$—
The following table is a reconciliation of cash, cash equivalents, and restricted cash reported within the Company’s condensed consolidated balance sheets:

	March 31, 2026	December 31, 2025
Cash and cash equivalents	$171,182	$203,902
Restricted cash	55,169	40,217
Total cash, cash equivalents and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$226,351	$244,119
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
On May 7, 2025, the holders of all of the outstanding equity of AIIG contributed all of their equity interests in AIIG to the Company (the “Corporate Contribution”), in exchange for 12,904,495 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), immediately prior to the Company’s initial public offering
(the “IPO”). This is further described in the “Initial Public Offering and Corporate Contribution” section below.
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
Basis of Presentation and Principles of Consolidation
The Company has prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the Securities and
Exchange Commission (“SEC”). References to the Accounting Standard Codification (“ASC”) and the Accounting
Standard Updates (“ASU”) included hereinafter refer to the Accounting Standards Codification and Updates issued by the Financial Accounting Standards Board (“FASB”) as the source of the authoritative GAAP. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included in these condensed consolidated financial statements.
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
On May 9, 2025, the Company completed its IPO of an aggregate of 6,875,000 shares of the Company’s Common
Stock, at a price to the public of $16.00 per share, 6,250,000 of which shares were sold by the Company and
625,000 of which shares were sold by certain selling stockholders. The gross proceeds to the Company from the IPO were $100 million, and gross proceeds to the selling stockholders from the IPO were $10 million, before deducting underwriting discounts and commissions of $7 million. Pending their further use, the proceeds were invested in investment grade instruments. On May 13, 2025, the underwriters completed the exercise of their option to purchase an additional 1,031,250 shares of Common Stock from the selling stockholders resulting in an additional $16.5 million in gross proceeds to the selling stockholders, before deducting underwriting discounts and commissions. The
Company did not receive any gross proceeds from the sales of shares of Common Stock by the selling stockholders.
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
2.           Significant Accounting Policies
Changes to Significant Accounting Policies
There have been no changes to significant accounting policies as reported in the audited consolidated financial statements of the Company for the year ended December 31, 2025. The Company has included the Restricted Stock policy, which is a newly updated policy to reflect the performance-based restricted stock units (“PSUs”) granted for the unaudited condensed consolidated financial statements of the Company for the three months ended March 31,
2026.
Restricted Stock
The PSUs are subject to performance-based vesting conditions and are accounted for as equity under ASC Topic
718, Compensation—Stock Compensation. PSUs are valued based on the fair value of the underlying award, which is the closing price of the Common Stock on the date of the grant. The Company recognizes the compensation cost for PSUs on a straight-line basis over the awards’ three-year vesting period as general and administrative expenses within the Company’s consolidated statements of operations and comprehensive income. The PSUs were granted assuming expected maximum achievement of the applicable performance conditions. Accordingly, compensation

American Integrity Insurance Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data, unless otherwise stated)
cost is subject to decreases based on the Company’s actual performance relative to the established metrics for each performance year. The Company recognizes any PSU forfeitures when they occur.
Recently Issued and Adopted Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reportable
Segment Disclosures, which amended the guidance in ASC 280, Segment Reporting, to require a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Public entities with a single reportable segment are required to provide the new disclosures and all the disclosures required under ASC 280. The guidance is applied retrospectively to all periods presented in financial statements, unless it is impracticable. The guidance applies to all public entities and is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024.
The Company adopted ASU 2023-07 for its 2024 year-end. The adoption of the ASU did not have a material impact on the consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax
Disclosures, which amended the guidance in ASC 740 to enhance the transparency and decision-usefulness of income tax disclosures, particularly in the rate reconciliation table and disclosures about income taxes paid. The guidance applies to all entities subject to income taxes and permits either prospective or retrospective application.
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
In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software
(Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which provides updated guidance on the recognition, measurement, and disclosure of costs incurred in connection with internally developed software. The new standard is intended to align accounting practices for software that is developed in-house with recent advancements in technology and current industry practices. ASU 2025-06 is effective for annual reporting periods beginning after December 15, 2027, and interim periods within those annual periods. The Company adopted
ASU 2025-06 on January 1, 2026 using the prospective method. The adoption of the ASU did not have a material impact on the condensed consolidated financial statements.
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

	March 31, 2026	December 31, 2025
Restricted cash and cash equivalents	$54,311	$39,364
Total	$54,311	$39,364
4.           Investments
Available-for-Sale Securities
The amortized cost and estimated fair value of available-for-sale securities were as follows:

	March 31, 2026
	Amortized Cost	Allowance for Credit Loss	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury and U.S. government agencies	$30,673	$—	$16	$(16)	$30,673
Corporate debt securities	190,217	—	568	(220)	190,565
Asset-backed securities	126,127	—	302	(403)	126,026
Total fixed maturity securities	347,017	—	886	(639)	347,264
Short-term investments	2,480	—	—	(1)	2,479
Total available-for-sale investments	$349,497	$—	$886	$(640)	$349,743

American Integrity Insurance Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data, unless otherwise stated)

	December 31, 2025
	Amortized Cost	Allowance for Credit Loss	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury and U.S. government agencies	$30,646	$—	$76	$—	$30,722
Corporate debt securities	205,109	—	1,793	(103)	206,799
Asset-backed securities	92,155	—	826	(13)	92,968
Total fixed maturity securities	327,910	—	2,695	(116)	330,489
Short-term investments	18,121	—	1	(1)	18,121
Total available-for-sale investments	$346,031	$—	$2,696	$(117)	$348,610
A summary of the aggregate estimated fair values of available-for-sale securities with unrealized losses segregated by time period in an unrealized loss position is as follows:

	March 31, 2026
	Less than 12 months		12 months or greater		Total
	Estimated Fair Value	Unrealized losses	Estimated Fair Value	Unrealized losses	Estimated Fair Value	Unrealized losses
U.S. Treasury and U.S. government agencies	$—	$—	$30,673	$(16)	$30,673	$(16)
Corporate debt securities	—	—	190,565	(220)	190,565	(220)
Asset-backed securities	38,836	(227)	87,190	(176)	126,026	(403)
Short-term investments	2,479	(1)	—	—	2,479	(1)
Total	$41,315	$(228)	$308,428	$(412)	$349,743	$(640)

	December 31, 2025
	Less than 12 months		12 months or greater		Total
	Estimated Fair Value	Unrealized losses	Estimated Fair Value	Unrealized losses	Estimated Fair Value	Unrealized losses
Corporate debt securities	$134,892	$(19)	$71,907	$(84)	$206,799	$(103)
Asset-backed securities	78,644	(12)	14,324	(1)	92,968	(13)
Short-term investments	18,121	(1)	—	—	18,121	(1)
Total	$231,657	$(32)	$86,231	$(85)	$317,888	$(117)
As of March 31, 2026 and December 31, 2025, there were 77 and 17 available-for-sale fixed-maturity securities, respectively, in an unrealized loss position.

American Integrity Insurance Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data, unless otherwise stated)
A summary of the amortized cost and estimated fair value of available-for-sale securities at March 31, 2026, by contractual maturity is as follows. The expected maturities may differ from the contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
Years to maturity
Government and corporate securities:
Due in one year or less	$85,371	$85,373
Due after one year through five years	137,999	138,344
Due after five years through 10 years	—	—
Due after 10 years	—	—
Other securities, which provide for periodic payments:
Asset-backed securities	126,127	126,026
Total	$349,497	$349,743
The following table presents components of the Company’s net investment income as follows:

	Three Months Ended March 31,
	2026	2025
Fixed maturities, available-for-sale	$3,835	$2,131
Short-term investments	117	—
Cash and cash equivalents	1,908	2,115
Gross investment income	5,860	4,246
Investment expenses	(208)	(143)
Net investment income	$5,652	$4,103
Proceeds from sales or maturities of fixed maturity available-for-sale securities for the three months ended
March 31, 2026 were $20,534, with $82 and $24 of gross realized gains and losses, respectively. Proceeds from sales of fixed maturity available-for-sale securities for the three months ended March 31, 2025 were $59,870, with
$111 and $93 of gross realized gains and losses, respectively. Proceeds from sales or maturities of short-term securities for the three months ended March 31, 2026 were $22,659, with $0 and $5 of gross realized gains and losses, respectively. There were no proceeds from sales or maturities of short-term securities for the three months ended March 31, 2025.
The Company did not record any activity pertaining to the allowance for credit losses as of March 31, 2026 or
December 31, 2025.

American Integrity Insurance Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data, unless otherwise stated)
5.           Fair Value Measurements
The tables below present information about the Company’s financial assets measured at fair value on a recurring basis:

	March 31, 2026
	Total	Level 1	Level 2	Level 3
U.S. Treasury and U.S. government agencies	$30,673	$30,673	$—	$—
Corporate debt securities	190,565	—	190,565	—
Asset-backed securities	126,026	—	126,026	—
Short-term investments	2,479	—	2,479	—
Total	$349,743	$30,673	$319,070	$—

	December 31, 2025
	Total	Level 1	Level 2	Level 3
U.S. Treasury and U.S. government agencies	$30,722	$30,722	$—	$—
Corporate debt securities	206,799	—	206,799	—
Asset-backed securities	92,968	—	92,968	—
Short-term investments	18,121	—	18,121	—
Total	$348,610	$30,722	$317,888	$—
The Company had no assets carried at fair value in the Level 3 category as of March 31, 2026 and December 31,
2025.
The Company classifies U.S. Treasury bonds and government agencies within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. Corporate debt securities, short-term investments, and asset-backed securities categorized as Level 2 were valued using a market approach. Valuations were based upon quoted prices for similar assets in active markets, quoted prices for identical or similar assets in inactive markets, or valuations based on models where the significant inputs are observable (e.g., interest rates, yield curves, prepayment speeds, default rates, loss severities) or can be corroborated by observable market data.
During the three months ended March 31, 2026, the Company had no event or circumstance change that would cause an instrument to be transferred between levels.
The following table summarizes the carrying value and estimated fair value of the Company’s financial instruments not carried at fair value as of the date presented:

	March 31, 2026		December 31, 2025
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Long-term debt:
Surplus note	$515	$401	$618	$499
The Company’s long-term debt represents a surplus note. Fair value was determined by management based on the expected cash flows discounted using the interest rate specified in the surplus note agreement with the Florida State
Board of Administration (“FSBA”). The interest rate is not obtained from an external market source but is defined within the agreement as a rate equivalent to the 10-year Constant Maturity Treasury Rate, adjusted quarterly in accordance with the terms of the agreement. The Company’s use of funds from the surplus note is limited by the terms of the agreement. The Company has concluded that the contractual interest rate quoted by the FSBA to be appropriate for purposes of establishing the fair value of the surplus note (Level 3).

American Integrity Insurance Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data, unless otherwise stated)
6.           Property and Equipment
Property and equipment consisted of the following as of:

	March 31, 2026	December 31, 2025
Furniture	$2,826	$1,715
Leasehold improvements	218	218
Computer equipment	4,343	4,186
Vehicle fleet	545	545
Internally developed software	6,178	6,178
Total, at cost	14,110	12,842
Accumulated depreciation and amortization	(7,720)	(7,124)
Property and equipment, net	$6,390	$5,718
Depreciation and amortization expense related to property and equipment was $595 and $196 for the three months ended March 31, 2026 and 2025, respectively.
7.           Deferred Policy Acquisition Costs, Net of Ceding Commissions
The tables below show the activity regarding deferred policy acquisition costs (“DPAC”) for the three months ended
March 31, 2026 and 2025.
For the three months ended March 31, 2026 and 2025, the Company allocated earned ceding commission income of
$12,932 and $14,814 to policy acquisition costs, respectively, and $12,916 and $23,879 to general and administrative expenses, respectively.

	Three Months Ended March 31, 2026
	DPAC, excluding unearned ceding commission	Unearned ceding commission	Total
DPAC, beginning of period	$58,810	$(71,712)	$(12,902)
Policy acquisition costs deferred during the period:
Producer commissions	24,221	—	24,221
Premium taxes	3,098	—	3,098
Other acquisition costs	2,747	—	2,747
Ceding commissions	—	(22,129)	(22,129)
Total policy acquisition costs	30,066	(22,129)	7,937
Amortization	(29,687)	25,848	(3,839)
DPAC, end of period	$59,189	$(67,993)	$(8,804)

American Integrity Insurance Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data, unless otherwise stated)

	Three Months Ended March 31, 2025
	DPAC, excluding unearned ceding commission	Unearned ceding commission	Total
DPAC, beginning of period	$38,803	$(70,734)	$(31,931)
Policy acquisition costs deferred during the period:
Producer commissions	18,086	—	18,086
Premium taxes	2,664	—	2,664
Other acquisition costs	2,490	—	2,490
Ceding commissions	—	(38,218)	(38,218)
Total policy acquisition costs	23,240	(38,218)	(14,978)
Amortization	(18,593)	38,666	20,073
DPAC, end of period	$43,450	$(70,286)	$(26,836)
8.Liability for Unpaid Losses and Loss Adjustment Expenses
The liability for unpaid losses and loss adjustment expenses (“LAE”) includes an amount determined from loss reports and individual cases and an amount, based on past experience, for losses incurred but not yet reported.
The following table provides a reconciliation of changes in the liability for unpaid losses and LAE:

	Three Months Ended March 31,
	2026	2025
Unpaid Loss and LAE beginning of period	$266,591	$475,708
Less: Reinsurance recoverables on unpaid losses and LAE	192,336	415,086
Net unpaid loss and LAE at beginning of period	74,255	60,622
Add: Losses and LAE, net of reinsurance, incurred related to:
Current period	31,725	20,283
Prior period	—	579
Total net losses and LAE incurred	31,725	20,862
Less: Losses and LAE paid, net of reinsurance, related to:
Current period	6,833	4,017
Prior period	14,949	15,701
Total net paid losses and LAE	21,782	19,718
Unpaid loss and LAE, net of reinsurance at end of period	84,198	61,766
Add: Reinsurance recoverables on unpaid losses and LAE	180,659	369,854
Unpaid loss and LAE at end of period	$264,857	$431,620
During the three months ended March 31, 2026, the liability for unpaid losses and LAE, net of reinsurance, increased by $9,943 from $74,255 as of December 31, 2025 to $84,198 as of March 31, 2026. The increase was primarily as a result of an increase in reserves related to non-catastrophe storms of $5,755, with an additional increase in reserves for Citizens, a Florida state-supported insurer, assumed business of $4,106.
Prior period development includes changes in estimated losses and LAE for all events occurring in prior periods including hurricanes and other weather events. In 2026, the Company’s net loss and LAE incurred for the three months ended March 31, 2026 reflected no prior year development. These adjustments are generally the result of

American Integrity Insurance Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data, unless otherwise stated)
ongoing analysis of recent loss development trends. Original estimates are decreased or increased as additional information becomes known regarding individual claims.
9.           Reinsurance
In order to limit the Company’s potential exposure to individual risks and catastrophic events, the Company purchases reinsurance from third-party reinsurers as well as the Florida Hurricane Catastrophe Fund (“FHCF”), a state-mandated catastrophe fund for Florida policies only. All of the Company’s reinsurance partners were rated
“A-” or higher by A.M. Best Company, Inc. (“A.M. Best”) or “BBB” or higher by Standard & Poor’s Financial
Services LLC (“S&P”) or were fully collateralized.
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
Effect of Reinsurance
The effects of reinsurance on premiums written and earned were as follows:

	Three Months Ended March 31,
	2026		2025
	Written	Earned	Written	Earned
Direct premiums	$218,840	$218,004	$180,925	$166,771
Assumed Premiums	1,164	12,768	31,225	43,385
Gross Premiums	220,004	230,772	212,150	210,156
Ceded premiums	(38,409)	(148,564)	(58,754)	(144,754)
Net premiums	$181,595	$82,208	$153,396	$65,402

American Integrity Insurance Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data, unless otherwise stated)
The Company’s reinsurance arrangements affected certain items in the consolidated statements of operations and comprehensive income for the three months ended March 31, 2026 and 2025 by the following amounts:

	Three Months Ended March 31,
	2026	2025
Ceded premiums earned	$(148,564)	$(144,754)
Ceded losses and loss adjustment expenses incurred	11,319	20,862
Ceded policy acquisition expenses	25,848	38,693
For the three months ended March 31, 2026 and 2025, recoveries received under reinsurance contracts were $5,619 and $36,285, respectively.
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
The Company’s insurance subsidiary, AIIC, prepares its statutory-basis financial statements in accordance with statutory accounting practices prescribed or permitted by FLOIR. The commissioner of the FLOIR has the right to permit other practices that may deviate from prescribed practices. AIIC does not obtain and follow any permitted practice. As of March 31, 2026 and December 31, 2025, AIIC reported statutory capital and surplus of $200,664 and
$193,080, respectively. For the three months ended March 31, 2026 and 2025, AIIC reported statutory net income of
$5,957 and $17,886, respectively. Statutory-basis surplus differs from shareholders’ equity reported in accordance with GAAP primarily due to the impact of the Company’s IPO proceeds, and because policy acquisition costs are expensed when incurred, certain assets that are not admitted assets are eliminated from the consolidated balance sheets, and surplus notes are reported as surplus rather than liabilities. In addition, the recognition of deferred tax assets is based on different recoverability assumptions.
The Florida statutes require a residential property insurance company to maintain statutory surplus as to policyholders of at least $1,500 or 10% of the insurer’s total liabilities, whichever is greater. Accordingly, as of
March 31, 2026 and December 31, 2025, AIIC exceeded the minimum statutory surplus requirement, which was
$20,066 and $19,308, respectively. Under Florida law, without regulatory approval, AIIC may pay dividends if they do not exceed the greater of: (i) the lesser of 10% of surplus or net income, not including realized capital gains, plus a two-year carry forward; (ii) 10% of surplus, with dividends payable limited to unassigned funds minus 25% of unrealized capital gains; or (iii) the lesser of 10% of surplus or net investment income plus a three-year carry forward with dividends payable limited to unassigned funds minus 25% of unrealized capital gains. AIIC did not pay any dividends during the three months ended March 31, 2026, and it can still pay dividends without regulatory approval.
AIIC is also required annually to comply with the National Association of Insurance Commissioners (“NAIC”) RBC
requirements. RBC requirements prescribe a method of measuring the amount of capital appropriate for an insurance company to support its overall business operations in light of its size and risk profile. NAIC RBC requirements are used by regulators to determine appropriate regulatory actions relating to insurers who show signs of a weak or deteriorating condition. As of March 31, 2026 and December 31, 2025, based on calculations using the appropriate
NAIC RBC formula, AIIC reported total adjusted capital in excess of the requirements.

American Integrity Insurance Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data, unless otherwise stated)
AIIC has maintained a cash deposit with the Insurance Commissioner of the State of Florida and other states in which AIIC is authorized to write business in order to meet regulatory requirements and such cash deposit is included in restricted cash on the condensed consolidated balance sheets.
In addition, Florida property and casualty insurance companies are required to adhere to prescribed premium-to-
capital surplus ratios. Florida state law requires that the ratio of 90% of premiums written divided by surplus as to policyholders does not exceed 10 to 1 for gross premiums written or 4 to 1 for net premiums written. As of
March 31, 2026, AIIC had a ratio of gross and net premiums written to surplus of 1.0 to 1 and 0.8 to 1, respectively, which met the requirements.
The Company also has the Catstyle reinsurance segregated account, where the Company can withdraw from cash held in the segregated account, but must provide written notice to the trustee in the form of a withdrawal notice in order to access the funds. However, consent of the grantor is not required to access the funds, and the funds’ use is not restricted within the terms of the trust agreement. Catstyle is regulated by the Authority and is required to meet and maintain certain minimum levels of solvency and liquidity. Catstyle’s statutory capital and surplus necessary to satisfy the regulatory requirements in the aggregate was $48,826 and $38,398 as of March 31, 2026 and
December 31, 2025, respectively. As of March 31, 2026 and December 31, 2025, the actual amount of statutory capital and surplus was $48,826 and $38,398, respectively. The liabilities of Catstyle are fully collateralized and accordingly capital and surplus are available to be paid out in dividends and subject to approval in accordance with regulations of the Authority.
11.         Shareholders’ Equity
Immediately prior to the IPO, the owners of the equity interests of AIIG contributed all of their equity interests to the Company in exchange for an aggregate of 12,904,495 shares of Common Stock.
Initial Public Offering
The Company’s amended and restated certificate of incorporation authorizes 100,000,000 shares of Common Stock, of which 19,581,343 shares were issued and outstanding as of March 31, 2026, and 10,000,000 shares of preferred stock, $0.001 par value per share, of which no shares were issued and outstanding as of March 31, 2026.
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

American Integrity Insurance Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data, unless otherwise stated)
Prior to the IPO, taxable income was allocated to the members of AIIG in accordance with the United States Internal
Revenue Code and AIIG’s amended and restated company agreement. Tax distributions totaled $4.9 million during the three months ended March 31, 2025.
Additionally, according to AIIG’s company agreement and prior to the IPO, AIIG’s Board of Directors was permitted to, in its discretion, declare distributions to AIIG’s members in proportion to such members’ respective percentage ownership interests. The Company made $10.0 million of discretionary distributions to members during the three months ended March 31, 2025.
Special Cash Dividend
On February 24, 2026, the Company’s Board of Directors declared a $20.0 million special cash dividend of $1.02 per common share. The dividends were paid on March 30, 2026 to stockholders of record as of March 16, 2026.
12.         Stock-Based Compensation
The Company adopted the American Integrity Insurance Group, Inc. 2025 Long-Term Incentive Plan (the “Plan”)
effective May 7, 2025. The maximum number of shares of Common Stock that may be issued pursuant to awards under the Plan is 2,175,758 shares of Common Stock.
At March 31, 2026, there were 1,898,810 shares of Common Stock available for future issuance under the Plan.
Restricted Stock Awards
During 2025 and the first quarter of 2026, the Company issued shares of restricted stock (“RSAs”) to its non-
employee members of the Board of Directors pursuant to the American Integrity Insurance Group, Inc. 2025 Non-
Employee Director Compensation Policy (the “Non-Employee Director Compensation Policy”) approved on
September 9, 2025, under the Plan. Under the Non-Employee Director Compensation Policy, an initial grant of
2,658 RSAs was awarded on September 9, 2025, followed by quarterly grants totaling 2,334 and 4,386 RSAs as of
March 31, 2026 and December 31, 2025, respectively. The RSAs awarded under the Non-Employee Director
Compensation Policy vest immediately on their respective grant date.
A summary of all RSA activity for the three months ended March 31, 2026 is as follows:

	Number of RSAs	Weighted Average Grant Date Fair Value
Granted and unvested at December 31, 2025	—	$—
Granted	2,334	19.28
Vested	(2,334)	19.28
Nonvested at March 31, 2026	—	$—
During the three months ended March 31, 2026, the Company recognized $45 of share-based compensation expense related to the RSAs granted to the non-employee members of the Board of Directors within general and administrative expenses in the consolidated statements of operations and comprehensive income.
Restricted Stock Units
On December 4, 2025, the Compensation Committee of the Board of Directors approved the grant of 46,876 time-
based restricted stock units (“RSUs”) pursuant to the Company’s form of RSU agreement (the “RSU Agreement”)
under the Plan. The RSUs were granted to certain executive officers with a grant-date fair value of $20.62 per share, which was determined using the closing price of our Common Stock reported on the New York Stock Exchange on the grant date. One-third of these RSUs vest annually on the Plan’s adoption anniversary date over a three-year term,

American Integrity Insurance Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data, unless otherwise stated)
commencing on May 7, 2026. The vesting of the shares granted pursuant to the RSU Agreement is contingent upon the employee’s continuous employment with the Company through each vesting period.
On March 2, 2026, the Compensation Committee of the Board of Directors approved the grant of 44,137 time-based
RSUs pursuant to the RSU Agreement under the Plan. These RSUs were granted to certain executive officers based on a grant-date fair value of $21.16 per share, which was determined using the closing price of our Common Stock reported on the New York Stock Exchange on the grant date. One-third of these RSUs vest annually over a three-
year term, commencing on March 2, 2027. The shares vested under the RSU Agreement are contingent upon the employee’s continuous employment with the Company through each vesting period.
On March 2, 2026, the Compensation Committee of the Board of Directors approved the grant of 176,557 PSUs pursuant to the Company’s form of PSU Agreement under the Plan. These PSUs were granted to certain executive officers based on a grant-date fair value of $21.16 per share, which was determined using the closing price of our
Common Stock reported on the New York Stock Exchange on the grant date. These PSUs are subject to a three-year performance period, commencing on January 1, 2026 and ending on December 31, 2028. Performance is measured annually, and following the conclusion of each performance year, the Compensation Committee of the Board of
Directors will certify the Company’s achievement of the applicable performance metrics and determine the number of PSUs earned for that year.
Notwithstanding the annual performance measurement, the PSUs do not vest until the completion of the full three-
year performance period, and participants must remain employed through the end of the performance period to receive any shares underlying the awards. Shares earned based on the annual performance assessments are therefore subject to continued employment through December 31, 2028 and will vest following the end of the performance period, but no later than March 15, 2029.
These PSUs were granted assuming expected maximum achievement of the applicable performance conditions and are subject to decreases based on the Company’s actual performance relative to the established metrics for each performance year.
A summary of all RSU and PSU activity for the three months ended March 31, 2026 is as follows:

	Number of RSUs and PSUs	Weighted Average Grant Date Fair Value
Granted and unvested RSUs and PSUs at December 31, 2025	46,876	$20.62
Granted - RSUs	44,137	21.16
Granted - PSUs	176,557	21.16
Vested	—	—
Forfeited	—	—
Granted and unvested RSUs and PSUs at March 31, 2026	267,570	$21.07
The Company recognizes the compensation cost for the RSUs and PSUs on a straight-line basis over the awards’
vesting period.
The Company recognized compensation costs associated with the RSUs and PSUs of $221 for the three months ended March 31, 2026. The Company did not grant RSUs or PSUs under the Plan prior to December 4, 2025, and therefore no compensation cost related to RSUs or PSUs was recognized for the three months ended March 31,
2025.

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
14.         Earnings Per Share
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
The RSUs and PSUs have a contractual right to participate in undistributed earnings with Common Stock. The
Company applies the two-class method to allocate income between common shareholders and RSU and PSU holders.
The following table presents the net income and the weighted average number of shares outstanding used in the earnings per share calculations. For the three months ended March 31, 2025, there were no potentially dilutive instruments outstanding.
For the three months ended March 31, 2026, diluted earnings per share reflects the impact of RSUs and PSUs using the treasury stock method. As of March 31, 2026, approximately 273 shares were considered dilutive, primarily related to RSUs and PSUs. The impact of these dilutive shares was immaterial and did not change diluted earnings per share when rounded.

American Integrity Insurance Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data, unless otherwise stated)

	Three Months Ended March 31,
	2026	2025
Numerator:
Net income attributable to common shareholders	$19,910	$38,096
Income allocated to participating securities	—	2,190
Income available for common shareholders	$19,910	$35,906

Denominator:
Shares outstanding	19,581,343	12,904,495
Weighted average common shares outstanding - basic	19,579,035	12,904,495
Weighted average common shares outstanding - diluted(1)	19,579,308	12,904,495

Earnings available to common shareholders per share
Basic	$1.02	$2.78
Diluted	$1.02	$2.78
(1)17,503 anti-dilutive shares were excluded from the diluted EPS computation for the three months ended March 31, 2026 in accordance with ASC 260.
15.         Other Comprehensive Income (Loss)
Comprehensive income (loss) includes changes in unrealized gains and losses on fixed maturities classified as available-for-sale. Reclassification adjustments for realized (gains) losses are reflected in net realized gains (losses)
on investments on the consolidated statements of operations and comprehensive income.
The following table provides a summary of other comprehensive income (loss) and discloses the tax impact of each component of other comprehensive income (loss) for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026			2025
	Pre-Tax	Income Tax Benefit (Expense)	Net-of-Tax Amount	Pre-Tax	Income Tax Benefit (Expense)	Net-of-Tax Amount
Net changes to available-for-sale securities:
Unrealized holding gains (losses) arising during period	$(2,280)	$575	$(1,705)	$612	$(155)	$457
Reclassification adjustment for (gains) losses realized in net income	(53)	14	(39)	(16)	4	(12)
Other comprehensive income (loss)	$(2,333)	$589	$(1,744)	$596	$(151)	$445
16.         Income Taxes
The Company was incorporated as a Delaware corporation on January 15, 2025 and is subject to U.S. federal and state corporate income tax. From January 1, 2025 through May 7, 2025, the Company and its non-insurance subsidiaries were included in a single partnership return and were not subject to entity-level U.S. income tax. The
Company’s insurance subsidiary, AIIC, was subject to U.S. federal and state corporate income tax and filed on a

American Integrity Insurance Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data, unless otherwise stated)
stand-alone basis. Effective May 7, 2025, the Company and its non-insurance corporate subsidiaries became subject to U.S. federal and state income tax. Beginning in 2026, the Company will file a consolidated federal corporate income tax return with its eligible subsidiaries. Taxes will be settled among the subsidiaries in accordance with the
Company’s tax sharing agreement.
In accordance with ASC 740, each interim period is considered integral to the annual period and tax expense is generally determined using an estimate of the annual effective income tax rate (“AETR”). The Company records income tax expense each quarter using the estimated AETR to provide for income taxes on a current year-to-date basis, adjusted for discrete items that are noted in the relevant period. During the three months ended March 31,
2026, there were no discrete items identified. During the three months ended March 31, 2025, the non-taxable entities represented a reduction to the overall effective tax rate of 11.7%.
The provision for income taxes for the three months ended March 31, 2026 and 2025 was $7.3 million and
$4.8 million, respectively, based on pretax income of $27.3 million and $42.9 million, respectively. The effective tax rate was 26.9% and 11.2% for the three months ended March 31, 2026 and 2025, respectively. The tax provision for the three months ended March 31, 2026 differs from tax expense in the same period in 2025 primarily due to non-taxable entities’ pretax income adjustment of $24 million, which resulted in the recognition of discrete tax benefits of $5 million during the three months ended March 31, 2025.
The difference between the effective tax rate and the U.S. federal statutory tax rate of 21% for the three months ended March 31, 2026 was primarily due to state income taxes and non-deductible compensation related to employee stock awards granted and fully vested during the quarter.
17.         Commitments and Contingencies
Obligations under Multi-Year Reinsurance Contracts
The Company purchases reinsurance coverage to protect its capital and to limit its losses when certain major events occur. The Company’s reinsurance commitments generally run from June 1 of the current year to May 31 of the following year. From time to time, certain of the Company’s reinsurance agreements may be for periods longer than one year. Amounts payable for coverage during the current June 1 to May 31 contract period are recorded as reinsurance payable in the consolidated balance sheets. Multi-year contract commitments for future years are recorded at the beginning of the coverage period. As of March 31, 2026 and December 31, 2025, there were no multi-year reinsurance contract obligations.
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
Florida Insurance Guaranty Association
In April 2023, the Florida Insurance Guaranty Association (“FIGA”) issued an order for the collection of a 1.0%
FIGA assessment policy surcharge for policies effective October 1, 2023 through September 30, 2024. The order directed member insurance companies to collect policy surcharge amounts in advance and to remit those surcharge amounts to FIGA on a quarterly basis. The Company recorded an accrued liability totaling $2,059 and $1,690,

American Integrity Insurance Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data, unless otherwise stated)
respectively, in other liability and accrued expenses as of March 31, 2026 and December 31, 2025, which represents the policy surcharge amounts collected, but unremitted to FIGA as of that date.
18.         Leases
On February 20, 2025, the Company entered into a new 152-month lease agreement for approximately 75,000 square feet of office space in Tampa, Florida. Access to the leased premises commenced on March 31, 2026 and was made available for use by the Company. Accordingly, the right-of-use asset and lease liability have been recognized as of March 31, 2026. Total future contractual lease payments under this agreement are expected to approximate
$45.7 million over the lease term. The terms of the new lease agreement include an eight-month rent abatement period upon commencement. As a result, lease payments in 2026 are lower than subsequent years.
Operating lease cost was $370 and $543 for the three months ended March 31, 2026 and 2025, respectively, and is included in other operating expenses on the condensed consolidated statements of operations and comprehensive income. Short-term and variable lease costs were immaterial for the three months ended March 31, 2026 and 2025.
The following table provides supplemental balance sheet information about the Company’s leases as of March 31,
2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Operating leases:
Right-of-use assets	$35,702	$449
Lease liability	$32,652	$458
Weighted-average remaining lease term:
Operating leases	12.59 years	0.34 years
Weighted-average discount rate:
Operating leases	5.36%	3.42%
Supplemental disclosure of cash flow information related to leases was as follows for the three months ended
March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$389	$562
The estimated future minimum payments of operating leases as of March 31, 2026 are as follows:

Operating Leases
2026 remaining	$353
2027	3,403
2028	3,473
2029	3,585
2030	3,631
Thereafter	31,957
Total lease payments	46,402
Less: imputed interest	(13,750)
Present value of lease liabilities	$32,652

American Integrity Insurance Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data, unless otherwise stated)
19.         Subsequent Events
The Company performed an evaluation of subsequent events through the date the financial statements were issued, and determined there were no recognized or unrecognized subsequent events that would require an adjustment or additional disclosure in the financial statements as of March 31, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion provides a detailed analysis of our financial condition, results of operations, liquidity, and capital resources. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this Quarterly
Report on Form 10-Q, as well as our audited consolidated financial statements and related notes included in our Annual
Report on Form 10-K for the year ended December 31, 2025. This analysis includes forward-looking statements, which are subject to various risks and uncertainties. Actual results may differ from projections due to factors beyond our control, as detailed under Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q and under Part I, Item 1A “Risk
Factors” in our Annual Report on Form 10-K. References to the “Company,” “American Integrity,” “we,” “us” or “our”
refer to American Integrity Insurance Group, Inc.
Overview
We are a profitable and growing insurance group headquartered in Tampa, Florida. Through our insurance carrier subsidiary, American Integrity Insurance Company (“AIIC”), we provide personal residential property insurance for single-
family homeowners and condominium owners, as well as coverage for vacant dwellings and investment properties, predominantly in Florida. Florida represented 93.0% of our policies in-force as of March 31, 2026. As of March 31, 2026,
70.7% of our in-force premium was in the insurance market in which we underwrite and sell policies to policyholders where we choose to offer coverage without the assistance of residual market mechanisms (the “Voluntary Market”).
Moreover, 94.4% of our Voluntary Market in-force premium was in our core Florida market and 5.6% was in South
Carolina, Georgia, and North Carolina, where we have strategically expanded to support and enhance our relationships with our builder agency network.
We strive to generate consistent underwriting profits, exclusive of investment income or gains and losses from the sale of invested assets. Our goal is to achieve profitability across economic and insurance cycles by maintaining a conservative financial position, increasing premiums written and risk exposure when we believe market conditions are favorable, and reducing risk exposure during periods when we believe market conditions are unfavorable and earning profits is more challenging. AIIC, our statutory insurance carrier, maintains a Financial Stability Rating of “A” (Exceptional) by
Demotech, and a financial strength rating of “BBB+” with a stable outlook from the Kroll Bond Rating Agency, LLC.
Additionally, the Company maintains a BB+ issuer rating, with a stable outlook, from the Kroll Bond Rating Agency, LLC.
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
Key Factors Affecting Our Results of Operations and Comparability Between Periods
Florida Trends. Prior to the legislative reforms passed in December 2022, the legal and regulatory environment in Florida posed significant challenges for property and casualty insurers, particularly due to excessive litigation and aggressive claims practices relating to issues such as assignment of benefits abuse, extended statute of limitations, and attorney fee multipliers, which led to disproportionately high litigation rates in Florida relative to other geographies. These factors increased claims costs and reinsurance expenses, impacting the profitability of insurers operating in Florida. Recent legislative changes, however, have improved operating conditions in the Florida insurance market, including a reduction in claims litigation activity since the reforms were enacted in December 2022. We believe these legislative reforms provide greater opportunities for us to profitably underwrite residential property insurance in Florida.
Citizens “Take-out” Program. In the first quarter of 2026, we assumed 584 policies from Citizens Property Insurance
Corporation (“Citizens”), representing $1.2 million in assumed unearned premiums. These policies we assume carry no upfront acquisition costs and are covered by our current treaty year reinsurance program which may impact comparability between periods depending on the number of policies and unearned premiums assumed.
In late 2025, we began selectively participating in commercial policy take-outs from Citizens. During the first quarter of
2026, 42 of the 584 total assumed policies were commercial take-outs, representing $0.6 million of the $1.2 million in assumed unearned premiums. These policies are subject to the same underwriting and profitability standards as our residential assumptions and are intended to complement our existing portfolio.
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
Cost and Availability of Reinsurance. We purchase excess of loss and quota share reinsurance as part of our capital management strategy and in an effort to reduce volatility of earnings and protect our balance sheet from the impact of potential catastrophe events. Our ability to implement an effective reinsurance strategy is dependent, in part, on the cost and availability of reinsurance coverage. We ceded 64.4% and 68.9% of our gross premiums earned in the three months ended March 31, 2026 and March 31, 2025, respectively.
Quota share. Effective January 1, 2026, we reduced the percentage of our ceding commission on our quota share reinsurance treaty from 40% to 25%, which impacted the comparability of our results between periods. A lower ceding commission increases the amount of premiums we retain on policies we write, and the reduction in the ceding commission on our quota share reinsurance treaty also reduces the amount reimbursed by reinsurers pursuant to the treaty, which increases policy acquisition expenses and general and administrative expenses.
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
Results of Operations
Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025
The following table summarizes our results of operations for the three months ended March 31, 2026 and three months ended March 31, 2025:

	Three Months Ended March 31,
($ in thousands)	2026	2025	Change	% Change
Gross premiums written	$220,004	$212,150	$7,854	3.7%
Change in gross unearned premiums	10,768	(1,994)	12,762	(640.0)%
Gross premiums earned	230,772	210,156	20,616	9.8%
Ceded premiums earned	(148,564)	(144,754)	(3,810)	2.6%
Net premiums earned	82,208	65,402	16,806	25.7%
Policy fees	2,745	2,204	541	24.5%
Net investment income	5,652	4,103	1,549	37.8%
Net realized gains (losses) on investments	53	16	37	231.3%
Other income	273	161	112	69.6%
Total Revenues	90,931	71,886	19,045	26.5%
Losses and loss adjustment expenses	31,725	20,862	10,863	52.1%
Policy acquisition expenses	15,985	3,107	12,878	414.5%
General and administrative expenses	15,966	5,008	10,958	218.8%
Total Expenses	63,676	28,977	34,699	119.7%
Income before taxes	27,255	42,909	(15,654)	(36.5)%
Income tax expense	7,345	4,813	2,532	52.6%
Net Income	$19,910	$38,096	$(18,186)	(47.7)%
Loss ratio(1)	37.3%	30.9%
Expense ratio(2)	37.6%	12.0%
Combined ratio(3)	75.0%	42.9%
Return on equity(4)	23.7%	87.5%
Ceded catastrophe excess of loss premiums ratio(5)	46.6%	41.4%
Net underlying loss and loss adjustment expense ratio(6)	37.3%	30.0%
Gross underlying loss and loss adjustment expense ratio(7)	19.1%	16.2%
(1)Loss ratio is a key business metric and is the ratio of losses and LAE to net premiums earned plus policy fees. Management uses this operating metric to analyze our loss trends and believes it is useful for investors to evaluate this component separately from our other operating expenses.
(2)Expense ratio is a key business metric and is the ratio of policy acquisition expenses and general and administrative expenses to net premiums earned plus policy fees. Management uses this metric to analyze our expense trends and believes it is useful for investors to evaluate these components separately from our loss and LAE.
(3)Combined ratio is a key business metric, defined as the sum of the loss ratio and the expense ratio. Management uses this operating metric to analyze our total expense trends and believes it is a key indicator for investors when evaluating the overall profitability of our business.
(4)Return on equity is a key business metric, defined as net income divided by the average beginning and ending shareholders’ equity during the applicable period. This metric is annualized for interim periods by multiplying by the applicable ratio in order to present return on equity consistently.
(5)Ceded catastrophe excess of loss premiums ratio is a key business metric and a non-GAAP measure defined as ceded catastrophe excess of loss premiums earned divided by gross premiums earned. We view this ratio as meaningful to our business as it provides a view into the cost of our catastrophe reinsurance program. The most directly comparable GAAP financial measure is the ratio of ceded premiums earned to gross premiums earned. The ceded catastrophe excess of loss premiums ratio should not be considered a substitute for ceded premiums earned and does not reflect the overall profitability of our business.
(6)Net underlying loss and loss adjustment expense ratio is a key business metric and a non-GAAP measure defined as the ratio of loss and LAE, net, less current year net catastrophe losses and net prior year reserve development divided by net premiums earned plus policy fees. We view this ratio as meaningful to our business as it allows us to analyze our loss trends before the impact of catastrophe losses and prior year reserve development. The most directly comparable GAAP measure is the loss ratio. The net underlying loss and LAE ratio should not be considered a substitute for the loss ratio and does not reflect the overall profitability of our business.
(7)Gross underlying loss and loss adjustment expense ratio is a key business metric and a non-GAAP measure defined as the ratio of net underlying loss and LAE plus ceded non-catastrophe losses divided by total gross earned premiums and policy fees. We view this ratio as meaningful to our business as it allows us to analyze our loss trends before the impact of reinsurance and to evaluate the cost of non-catastrophe losses for every dollar of gross premium earned. The most directly comparable GAAP measure is the loss ratio. The gross underlying loss and LAE ratio should not be considered a substitute for the loss ratio and does not reflect the overall profitability of our business.
Policies In-Force
Policies in-force represents the number of active insurance policies with coverage in effect as of the end of the period referenced. We utilize the change in the number of policies in-force to assess the trajectories of our operations.
In-force premium represents the annual premium for active insurance policies with coverage in effect as of the end of the period referenced. Our geographic diversification strategy, including expansion into states such as South Carolina, Georgia, and North Carolina, has generally resulted in lower average premiums compared to Florida due to our view on the appropriate amount to charge for the risk we underwrite.
The following table shows our policies in-force and in-force premium by product as of March 31, 2026 and March 31,
2025:

	As of March 31,
	2026		2025
($ in thousands)	Policies in-force	In-force premium	Policies in-force	In-force premium
HO-3	289,250	$642,351	243,943	$590,921
HO-4	4,009	1,067	3,773	1,064
HO-5	8,229	10,684	1,815	1,903
HO-6	15,442	27,270	14,639	27,256
MH	5,606	18,873	6,768	22,950
DP-1 (Including vacant)	26,659	62,583	27,894	66,867
DP-3	76,119	189,972	74,142	193,425
Commercial	234	15,528	—	—
Watercraft	3,676	5,214	3,367	4,072
Golf Cart	8,084	1,264	6,916	1,053
Umbrella	—	—	75	28
Total	437,308	$974,806	383,332	$909,539

The following table shows our policies in-force and in-force premiums by county as of March 31, 2026 and March 31,
2025:

	As of March 31,
($ in thousands)	2026		2025
County	Policies in-force	In-force premium	Policies in-force	In-force premium
POLK	28,528	$49,208	24,484	$45,436
ORANGE	26,772	58,788	24,601	56,588
LEE	25,851	66,386	26,487	74,914
DUVAL	23,722	37,987	21,812	38,315
HILLSBOROUGH	21,542	50,462	20,370	50,440
OSCEOLA	21,068	41,422	18,146	38,335
PASCO	20,789	43,220	18,210	38,407
PALM BEACH	19,412	75,386	19,355	79,869
MARION	17,667	24,188	15,547	24,249
BREVARD	14,972	37,143	13,588	34,184
VOLUSIA	14,113	28,974	12,980	28,202
OTHERS	202,872	461,642	167,752	400,600
Total	437,308	$974,806	383,332	$909,539
Policies in-force were 437,308 as of March 31, 2026, an increase of 14.1% compared to policies in-force of 383,332 as of
March 31, 2025. The increase in our policies in-force was primarily due to new policies written through the Voluntary
Market and the 2025 Citizens take-outs.
During the three months ended March 31, 2026, we wrote 29,867 policies in the Voluntary Market, which was an increase of 5,313 compared to 24,554 new policies written in the Voluntary Market during the three months ended March 31, 2025.
We experienced policy retention rates of 83.6% during the first quarter of 2026, up from 78.1% during the first quarter of
2025.
The following table shows our policies in-force and in-force premium by source:

($ in thousands)	Policies In-Force	In-Force Premium
As of March 31, 2026
Voluntary Market	344,961	$689,221
Citizens Legacy Take-Outs(1)	5,367	21,829
Citizens Take-Outs(2)(3)(4)	77,160	221,266
FY 2025 Citizens Take-Outs(4)(6)	9,243	40,080
FY 2026 Citizens Take-Outs(5)(6)	577	2,410
Total	437,308	$974,806
(1)Reflects policies assumed from Citizens in or prior to 2014 that have since been renewed directly with the Company.
The Company did not conduct any take-outs in the years 2015 through 2023.
(2)Reflects policies assumed from Citizens in 2024 and 2025 that have since renewed directly with the Company.
(3)There were 68,844 policies assumed from Citizens during 2024; and 56,450 policies, or 82.0%, were still in-force as of
March 31, 2026.
(4)There were 33,861 policies assumed from Citizens during 2025; and 29,953 policies, or 88.5%, were still in-force as of
March 31, 2026.
(5)There were 584 policies assumed from Citizens during the three months ended March 31, 2026; and 577 policies, or
98.8%, were still in-force as of March 31, 2026.
(6)Reflects policies assumed from Citizens during the stated calendar year that have less than a year remaining under their current Citizens policy and will be offered a renewal policy with the Company upon expiration.

Revenues
Gross premiums written increased by $7.8 million, or 3.7%, to $220.0 million for the three months ended March 31, 2026, compared to $212.2 million for the three months ended March 31, 2025. The increase was primarily driven by growth in our Voluntary Market writings, reflecting higher new and renewal business.
Gross premiums earned increased to $230.8 million for the three months ended March 31, 2026, from $210.2 million for the three months ended March 31, 2025. The $20.6 million, or 9.8%, increase was due largely to our increase in gross premiums written related to the growth in the Voluntary Market.
Ceded premiums earned increased $3.8 million, or 2.6%, to $148.6 million for the three months ended March 31, 2026, from $144.8 million for the three months ended March 31, 2025. The increase in ceded premiums earned was due to growth in our gross premiums earned, and the windfall from the Citizens take-out resulting in lower ceded catastrophe excess of loss premiums earned for the three months ended March 31, 2025, offset by lower ceded premiums reflecting the reduction in our non-catastrophe quota share reinsurance arrangement.
Net premiums earned grew by $16.8 million, or 25.7%, reaching $82.2 million for the three months ended March 31, 2026, up from $65.4 million for the three months ended March 31, 2025. This increase was due largely to the increase in gross premiums earned outpacing the increase in ceded premiums earned.
Policy fees increased $0.5 million, or 24.5%, to $2.7 million for the three months ended March 31, 2026 from $2.2 million for the three months ended March 31, 2025. The increase in policies written during the three months ended March 31, 2026 contributed to the increase in policy fees.
Net investment income increased $1.6 million, or 37.8%, to $5.7 million for the three months ended March 31, 2026 from
$4.1 million for the three months ended March 31, 2025. The increase in net investment income was due to an increase in invested assets driven by the increased in-force premiums and the proceeds from our IPO.
Sales of available-for-sale debt securities resulted in net realized investment gains of $53,135 for the three months ended
March 31, 2026 and net realized investment gains of $15,518 for the three months ended March 31, 2025.
Other income was $0.3 million for the three months ended March 31, 2026, in line with $0.2 million for the three months ended March 31, 2025.
Expenses
Losses and LAE increased $10.8 million, or 52.1%, to $31.7 million for the three months ended March 31, 2026 from
$20.9 million for the three months ended March 31, 2025. The increase in losses and LAE was primarily driven by higher net premiums earned.
Policy acquisition expenses increased $12.9 million, or 414.5%, to $16.0 million for the three months ended March 31,
2026 from $3.1 million for the three months ended March 31, 2025. The increase was primarily driven by the increase in policies written during the three months ended March 31, 2026, the windfall from Citizens take-outs during the three months ended March 31, 2025, and less ceding commission due to the reduction in our non-catastrophe quota share reinsurance arrangement from 40% to 25% on January 1, 2026.
General and administrative expenses increased $11.0 million, or 218.8%, to $16.0 million for the three months ended
March 31, 2026 from $5.0 million for the three months ended March 31, 2025. The increase was primarily driven by lower ceding commissions associated with a reduction in our non-catastrophe quota share reinsurance arrangement from 40% to
25% on January 1, 2026.
Income tax expense was $7.3 million and $4.8 million for the three months ended March 31, 2026 and 2025, respectively.
Our effective tax rate for the three months ended March 31, 2026 and 2025 was 26.9% and 11.2%, respectively. The increase in the effective tax rate was primarily due to the absence of discrete tax benefits recognized in the prior year period, as the 2025 period included a $24 million pretax income adjustment related to non-taxable entities that resulted in
$5.0 million of discrete tax benefits. For the three months ended March 31, 2026, our effective tax rate differed from the
U.S. federal statutory rate of 21% primarily due to state income taxes.

Key Business Metrics and Ratios
Loss ratio
Loss ratio is the ratio of losses and LAE to net premiums earned plus policy fees. We add policy fees to net premiums earned when calculating our loss and expense ratios to include the total revenue produced by a policy, given they are earned when a policy is written. Our loss ratio increased by 6.4 percentage points for the three months ended March 31,
2026, to 37.3%, compared to 30.9% for the three months ended March 31, 2025. The increase in the loss ratio reflects the impact of the Citizens take-out windfall on net premiums earned for the three months ended March 31, 2025.
Expense ratio
Expense ratio is the ratio of policy acquisition expenses and general and administrative expenses to net premiums earned plus policy fees. Our expense ratio increased by 25.6 percentage points to 37.6% for the three months ended March 31,
2026 compared to 12.0% for the three months ended March 31, 2025, driven by the increase in policies written during the three months ended March 31, 2026, the Citizens take-out windfall for the three months ended March 31, 2025, and less ceding commission due to the reduction in our non-catastrophe quota share reinsurance arrangement from 40% to 25% on
January 1, 2026.
Combined ratio
Combined ratio is the sum of the loss ratio and the expense ratio. We utilize combined ratio to assess our underwriting performance. A combined ratio below 100% indicates an underwriting profit, while a combined ratio exceeding 100%
indicates an underwriting loss. Our combined ratio increased to 75.0% for the three months ended March 31, 2026 from
42.9% for the three months ended March 31, 2025 due to the increases in our expense ratio and loss ratio.
Return on equity
Return on equity is defined as net income, divided by the average beginning and ending shareholders’ equity during the applicable period. This metric is annualized for interim periods by multiplying by the applicable ratio in order to present return on equity consistently. Our return on equity decreased to 23.7% for the three months ended March 31, 2026 from
87.5% for the three months ended March 31, 2025. The decrease in our return on equity was due to less windfall from
Citizens take-outs for the three months ended March 31, 2026 versus the three months ended March 31, 2025.
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

Non-GAAP Measure	Comparable GAAP Measure
Underwriting income (loss)	Income before taxes
Adjusted net income	Net income
Adjusted earnings per share	Earnings per share
Adjusted return on equity	Return on equity
Net underlying loss and loss adjustment expense ratio	Losses and loss adjustment expense ratio
Gross underlying loss and loss adjustment expense ratio	Losses and loss adjustment expense ratio
Ceded catastrophe excess of loss premiums ratio	Ceded premiums earned to gross premiums earned
Underwriting income (loss)
Underwriting income (loss) is a non-GAAP financial measure defined as income (loss) before income taxes, excluding net investment income, net realized gains and losses on investments, interest expense, and other income. We use underwriting income as an internal performance measure in the management of our operations because we believe it gives us and users of our financial information useful insight into our results of operations and our underlying business performance and provides insight into the results of how effective our policy underwriting is. Underwriting income (loss) should not be viewed as a substitute for net income calculated in accordance with GAAP and other companies may define underwriting income differently.
Underwriting income decreased by $17.4 million, or 44.9%, to $21.3 million from $38.6 million for the three months ended March 31, 2025. The decrease was primarily driven by lower contributions from the Citizens take-out program, partially offset by growth in the Voluntary Market reflecting higher earned premiums from new and renewal policies.
Underwriting income for the three months ended March 31, 2026 and 2025 reconciles to income before taxes as follows:

	Three Months Ended March 31,
($ in thousands)	2026	2025
Income before taxes	$27,255	$42,909
Less:
Net investment income	5,652	4,103
Net realized gains on investments	53	16
Other income	273	161
Underwriting income	$21,277	$38,629
Adjusted net income and Adjusted earnings per share
Adjusted net income is a non-GAAP financial measure defined as net income excluding net realized gains or losses on investments, stock compensation expense incurred in connection with our IPO, and certain non-recurring or non-cash expenses, including those incurred in connection with our IPO, net of tax. We use adjusted net income as an internal performance measure in the management of our operations because we believe it gives us and users of our financial information useful insight into our results of operations and our underlying business performance excluding the impact of realized gains and losses on the sale of securities, which we do not view as core to the underlying trends in our business.
Adjusted net income should not be viewed as a substitute for net income calculated in accordance with GAAP, and other companies may define adjusted net income differently.
For the three months ended March 31, 2026, adjusted net income decreased by $18.0 million, or 47.1%, to $20.1 million from $38.1 million for the three months ended March 31, 2025. The decrease was primarily driven by lower contributions from the Citizens take-out program, partially offset by growth in the Voluntary Market.
Adjusted earnings per share is a non-GAAP measure, which is calculated as adjusted net income available to common shareholders divided by weighted average diluted common shares outstanding. Management believes this metric is meaningful, as it allows investors to evaluate underlying profitability and enhances comparability across periods by excluding items that are heavily impacted by investment market fluctuations and other economic factors and are not indicative of operating trends.
Adjusted net income and adjusted earnings per share for the three months ended March 31, 2026 and 2025 reconcile to net income and earnings per share, respectively, as follows:

	Three Months Ended March 31,
($ in thousands)	2026	2025
Net Income	$19,910	$38,096
Add:
One-time non-recurring expenses(1)	329	—
Less:
Net realized gains on Investments	53	16
Tax effect(2)	58	(4)
Adjusted net income	$20,128	$38,084
Adjusted income allocated to participating securities	—	2,190
Numerator:
Adjusted net income available for common shareholders	$20,128	$35,894
Denominator:
Weighted average common shares outstanding:
Basic	19,579,035	12,904,495
Diluted	19,579,308	12,904,495
Earnings per share:
Basic	$1.02	$2.78
Diluted	$1.02	$2.78
Adjusted earnings per share:
Basic	$1.03	$2.78
Diluted	$1.03	$2.78
(1)Material non-recurring items that we do not expect to continue in the future and believe are not reflective of our ongoing operations and our performance.
(2)We included the tax impact of all adjustments to adjusted net income using the U.S. federal statutory corporate tax rate of 21%.
While the Company’s actual effective tax rates for the three months ended March 31, 2026 and 2025 were 26.9% and 11.2%, respectively, the use of the statutory rate provides a consistent and simplified approach for comparability. This approach is applied uniformly, including to items that may be partially or fully nondeductible for tax purposes. The tax effect row is presented exclusive of the change in tax status impact.
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
Adjusted return on equity decreased by 63.5 percentage points to 23.9% for the three months ended March 31, 2026 from
87.4% for the three months ended March 31, 2025. The decrease in adjusted return on equity was primarily due to less windfall from Citizens take-outs for the three months ended March 31, 2026 compared to three months ended March 31,
2025.

Adjusted return on equity for the three months ended March 31, 2026 and 2025 reconciles to return on equity as follows:

	Three Months Ended March 31,
($ in thousands)	2026	2025
Net income	$19,910	$38,096
Average beginning and ending shareholders’ equity(1)	336,253	174,226
Return on equity	23.7%	87.5%
Adjusted net income (after tax)(2)(3)	$20,128	$38,084
Average shareholders’ equity	336,253	174,226
Adjusted return on equity(2)(3)	23.9%	87.4%
(1)Average beginning and ending shareholders’ equity represents the average of shareholders' equity at the beginning and end of the period presented.
(2)Adjusted return on equity is the adjusted net income (after tax) divided by the average beginning and ending shareholders’ equity.
(3)We included the tax impact of all adjustments to adjusted net income using the US federal statutory corporate tax rate of 21%.
While the Company’s actual effective tax rates for the three months ended March 31, 2026 and 2025 were 26.9% and 11.2%
respectively, the use of the statutory rate provides a consistent and simplified approach for comparability. This approach is applied uniformly, including to items that may be partially or fully nondeductible for tax purposes.
Net underlying loss and loss adjustment expense ratio
Net underlying loss and loss adjustment expense ratio is a non-GAAP measure. We calculate the net underlying loss and loss adjustment expense ratio by subtracting current year net catastrophe losses and prior year net reserve development from total net losses and LAE and dividing that amount by the sum of total net premiums earned plus policy fees. We use the net underlying loss and LAE ratio to allow us to analyze our loss trends before the impact of catastrophe losses and prior year reserve development. These two items can have a significant impact on our loss trends in a given period. We believe it is useful for investors to evaluate these components both separately and in the aggregate when reviewing our performance. The most directly comparable GAAP measure is net loss and LAE ratio. The net underlying loss and LAE ratio should not be considered a substitute for net loss and LAE ratio and does not reflect the overall profitability of our business.
We experienced no net prior year reserve development for the three months ended March 31, 2026 and unfavorable net prior year development of $0.6 million for the three months ended March 31, 2025. We experienced no catastrophe losses for the three months ended March 31, 2026 and for the three months ended March 31, 2025.
The net underlying loss and loss adjustment expense ratio increased to 37.3% for the three months ended March 31, 2026 from 30.0% for the three months ended March 31, 2025, primarily driven by less windfall from Citizens take-out net earned premiums for the three months ended March 31, 2026 compared to March 31, 2025 and higher net losses reflecting increased retention due to the reduction in our non-catastrophe quota share reinsurance arrangement, partially offset by growth in net premiums earned.

The following table summarizes the loss and LAE ratios and net underlying loss and LAE ratios for the three months ended
March 31, 2026 and 2025:

	Three Months Ended March 31,
($ in thousands)	2026	2025
Total Net Premiums Earned	$82,208	$65,402
Plus: Policy Fees	2,745	2,204
Total Net Premiums Earned Plus Policy Fees	84,953	67,606
Losses and Loss Adjustment Expenses, Net	$31,725	$20,862
Loss and Loss Adjustment Expense Ratio (% Net Premiums Earned Plus Policy Fees)	37.3%	30.9%
Less:
Current Year Net Catastrophe Losses	—	—
Prior Year Net Reserve Development	—	579
Underlying Loss and Loss Adjustment Expenses, Net	$31,725	$20,283
Net Underlying Loss and Loss Adjustment Expense Ratio (% Net Premiums Earned Plus Policy Fees)	37.3%	30.0%
Gross underlying loss and loss adjustment expense ratio
Gross underlying loss and loss adjustment expense ratio is a non-GAAP measure. We calculate the gross underlying loss and LAE ratio by adding net underlying loss and LAE and ceded non-catastrophe losses and dividing that amount by the sum of total gross earned premium and policy fees. We use the gross underlying loss and LAE ratio to analyze our loss trends before the impact of reinsurance.
We believe it is useful for investors to evaluate the cost of non-catastrophe losses for every dollar of gross premium earned.
The most comparable GAAP measure is the net loss and LAE ratio. The gross underlying loss and LAE ratio should not be considered a substitute for net loss and LAE ratio and does not reflect the overall profitability of our business.
The following tables summarize the gross underlying loss and LAE ratios for the three months ended March 31, 2026, and
2025:

	Three Months Ended March 31,
($ in thousands)	2026	2025
Total Gross Premiums Earned	$230,772	$210,156
Plus: Policy Fees	2,745	2,204
Total Gross Premiums Earned Plus Policy Fees	233,517	212,360
Losses and Loss Adjustment Expenses, Net	31,725	20,862
Less:
Current Year Net Catastrophe Losses	—	—
Prior Year Net Reserve Development	—	579
Underlying Loss and Loss Adjustment Expenses, Net	$31,725	$20,283
Add:
Ceded Non-Catastrophe Loss and Loss Adjustment Expense	12,762	14,020
Gross Underlying Loss and Loss Adjustment Expenses	$44,487	$34,303
Loss and Loss Adjustment Expense Ratio (% Net Premiums Earned Plus Policy Fees)	37.3%	30.9%
Gross Underlying Loss and Loss Adjustment Expense Ratio (% Gross Premiums Earned Plus Policy Fees)	19.1%	16.2%
Ceded catastrophe excess of loss premiums ratio
Ceded catastrophe excess of loss premiums ratio is a non-GAAP measure and, expressed as percentage, is defined as ceded catastrophe excess of loss premiums earned divided by gross premiums earned. We believe it is useful for investors to evaluate ceded catastrophe excess of loss premiums ratio as it provides a proxy for our cost of catastrophe reinsurance. The most directly comparable GAAP measure is the ratio of ceded premiums earned to gross premiums earned. The ceded catastrophe excess of loss premiums ratio should not be considered a substitute for ceded premiums earned and does not reflect the overall profitability of our business.
Ceded catastrophe excess of loss premiums ratio increased 5.2 percentage points, to 46.6% for the three months ended
March 31, 2026 from 41.4% for the three months ended March 31, 2025. This increase was primarily driven by the three month period end March 31, 2025 having lower ceded premiums earned relative to gross premiums earned due to the windfall from Citizens take-outs compared to the three months ended March 31, 2026 where this benefit was less pronounced.
The calculation of our ceded excess of loss premiums ratio for the three months ended March 31, 2026 and 2025 is shown in the table below:

	Three Months Ended March 31,
($ in thousands)	2026	2025
Gross Premiums Earned	$230,772	$210,156
Total Ceded Premiums Earned	(148,564)	(144,754)
Less: NCQSR and other ancillary reinsurance treaties	(40,952)	(57,731)
Ceded Catastrophe Excess of Loss Premiums Earned	$(107,612)	$(87,023)
Ceded Catastrophe Excess of Loss Premiums Ratio	46.6%	41.4%
Liquidity and Capital Resources
Liquidity is a measure of a company’s ability to generate cash flows sufficient to meet the short-term and long-term cash requirements of its business operations. Funds generated from operations have been sufficient to meet our current and long-
term liquidity requirements.
The liquidity of the Company, comprised of cash, cash equivalents and our liquid fixed income portfolios, fluctuates from time to time. As of March 31, 2026, our liquidity totaled $575.6 million. A portion of that liquidity is not held at AIIC. The total cash and cash equivalents not held at the insurance subsidiary was $136.5 million as of March 31, 2026. Our liquidity framework is designed to support operational flexibility, ensuring we can fund claims obligations, capital expenditures, and growth initiatives without reliance on external financing. In the event of a large loss event, we may utilize proceeds from our investment portfolios as a source of liquidity to service claims.
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
Future capital allocation decisions, including dividend distributions and share repurchases, will be determined by our Board of Directors based on profitability trends, regulatory considerations, and long-term stockholder value objectives. We did not declare or pay any dividends during 2025. On February 24, 2026, our Board of Directors declared a special cash dividend of $1.02 per share of Common Stock payable on March 30, 2026 to stockholders of record at the close of business on March 16, 2026. The aggregate amount of the payment made in connection with this special cash dividend was approximately $20.0 million, and we paid such dividend using cash on hand.
While we currently intend to retain any future earnings for use in the operation of our business and have no plans to declare or pay any additional cash dividends in the foreseeable future, our Board of Directors may, from time to time, reassess whether to declare dividends in the future.
As discussed in Note 10 – “Regulatory Requirements and Restrictions” in the notes to our consolidated financial statements, there are limitations on the dividends a subsidiary may pay to its immediate parent company.
The maximum amount of dividends that can be paid by Florida insurance companies without prior approval of the Florida
Office of Insurance Regulation is subject to restrictions as referenced below and in Note 10 – “Regulatory Requirements and Restrictions” in the notes to our consolidated financial statements. Dividends from AIIC can only be paid from accumulated unassigned funds derived from net operating profits and net realized capital gains. Subject to such accumulated unassigned funds, the maximum dividend that may be paid by AIIC to the Company without prior approval is further limited to the lesser of statutory net income from operations of the preceding calendar year or statutory unassigned surplus as of the preceding year end. As of March 31, 2026, AIIC has not declared dividends.
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

Our cash flows for the three months ended March 31, 2026 and 2025 were:

	Three Months Ended March 31,
($ in thousands)	2026	2025
Cash and cash equivalents (net) provided by: Operating activities	$6,792	$68,085
Cash and cash equivalents (net) provided by (used in): Investing activities	(4,486)	8,343
Cash and cash equivalents (net) used in: Financing activities	(20,074)	(14,978)
Net increase in cash and cash equivalents	$(17,768)	$61,450
Cash provided by operating activities was $6.8 million for the three months ended March 31, 2026 compared to $68.1 million provided by operating activities for the three months ended March 31, 2025. The decrease in cash provided by operating activities resulted from higher cash outflows related to reinsurance activity and loss payments associated with increased gross premiums earned.
Cash used in investing activities was $(4.5) million for the three months ended March 31, 2026 compared to $8.3 million provided by investing activities for the three months ended March 31, 2025. The increase in net cash used in investing activities was primarily attributable to the purchases of fixed income securities and short-term investments in excess of proceeds from sales and maturities of fixed maturity securities and short-term investments during the period.
Net cash used in financing activities was $(20.1) million for the three months ended March 31, 2026 compared to $(15.0)
million used in financing activities for the three months ended March 31, 2025. The increase in net cash used in financing activities was primarily attributable to the special cash dividend paid to stockholders during the period.
Capitalization
Capital resources provide protection for policyholders, furnish the financial strength to support the business of underwriting insurance risks and facilitate continued business growth. The following table provides our shareholders’
equity, total long-term debt, total capital resources, debt-to-total capital ratio and debt-to-equity ratio as of March 31, 2026, and December 31, 2025.

($ in thousands)	March 31, 2026	December 31, 2025
Shareholders’ equity	$335,483	$337,022
Long-term debt	515	618
Total capital resources	335,998	337,640
Debt-to-total capital ratio	0.2%	0.2%
Debt-to-equity ratio	0.2%	0.2%
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
These amounts fell within the range of total reserves provided by our independent actuary. As of March 31, 2026, we recorded $10.1 million in case reserves and an additional $254.7 million for IBNR reserves, totaling $264.9 million in reserves, with an added $275.3 million attributable to reinsurance claims payable.
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
In cases where losses fall within our reinsurance coverage, we document recoverable amounts from our reinsurers for paid losses and an estimation of recoverable amounts on unpaid losses. The reinsurance recoverables on unpaid losses are estimated in a manner consistent with the Company’s estimate of unpaid losses and LAE associated with the insured business, thus fluctuating with changes to our estimates of unpaid losses. The estimation of recoverable amounts from reinsurers on unpaid losses may change in the future, and if there is a change, it could adversely affect the amounts stated
in our consolidated financial statements.
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
In connection with quota share reinsurance arrangements for non-catastrophe losses, the Company receives ceding commissions from the reinsurers to reimburse its direct and indirect acquisition costs as well as other expenses.
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
We estimate the fair value of our investments using the closing prices on the last business day of the reporting period, obtained from active markets using independent pricing sources. For securities for which quoted prices in active markets are unavailable, we use observable inputs such as quoted prices in inactive markets, quoted prices in active markets for similar instruments, benchmark interest rates, broker quotes and other relevant inputs. Our estimates of fair value reflect the interest rate environment that existed as of the close of business on March 31, 2026 and December 31, 2025. Changes in interest rates subsequent to March 31, 2026 may affect the fair value of our investments.
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
As of March 31, 2026, and December 31, 2025, our investment portfolios contained fixed-maturity securities. These securities are not intended for trading or speculative purposes. Our primary aim is to maximize after-tax investment income while ensuring sufficient liquidity to fulfill policyholder obligations. Additionally, we strive to minimize market risk, which encompasses potential economic losses resulting from adverse fluctuations in securities’ prices.
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
The effective weighted average duration of our fixed income portfolio at AIIC was 2.09 years and 1.31 years at March 31,
2026 and 2025, respectively, and 2.09 years at December 31, 2025. As of March 31, 2026, the estimated weighted-average credit quality rating of the fixed income portfolio was AA-.
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
As required by Exchange Act Rule 13a-15(b) or Rule 15d-15(b), as of the end of the period covered by this Quarterly
Report, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we
evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2026, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
There are no material pending legal proceedings to which we are a party or of which any of our property is the subject.
From time to time, we are subject to routine legal proceedings in the ordinary course of business. We believe that the ultimate resolution of these matters will not have a material adverse effect on our business, financial condition, results of operations or cash flows.
Item 1A. Risk Factors
There were no material changes to the risk factors disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on
Form 10-K for the year ended December 31, 2025. For more information concerning our risk factors, please see Part I,
Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
There were no sales of unregistered securities during the quarter ended March 31, 2026 that were not previously reported on a Current Report on Form 8-K.
Use of Proceeds
On May 9, 2025, we completed our IPO, and all shares of Common Stock sold were registered pursuant to a registration statement on Form S-1 (File No. 333-286524), as amended, declared effective by the SEC on May 7, 2025. We received net proceeds of $82 million, after (i) deducting underwriting discounts and commissions totaling $7.0 million as well as
$4.2 million of other expenses related to the offering, (ii) using approximately $3.8 million of the proceeds from the offering to satisfy tax withholding and remittance obligations related to the net settlement of shares of restricted stock issued in connection with the IPO and (iii) using $3.0 million of the proceeds of the offering to terminate the management services agreement by and between James Sowell Company, L.P. and AIIG. Pending their further use, the net proceeds from our IPO have been invested in investment grade instruments, and there has been no material change in the expected use of the net proceeds from our IPO as described in our prospectus dated May 7, 2025 filed with the SEC pursuant to Rule
424(b) under the Securities Act of 1933, as amended, on May 8, 2025.
Issuer Purchases of Equity Securities
There were no repurchases of our Common Stock during the three months ended March 31, 2026.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
This item is not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Arrangements
On March 12, 2026, Robert Ritchie, the Company’s Chief Executive Officer, adopted a “Rule 10b5-1 trading arrangement”
as defined in Item 408(a) of Regulation S-K (the “Ritchie 10b5-1 Plan”) that is intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c). The Ritchie 10b5-1 Plan provides for the sale of up to 775,000 shares of
Common Stock pursuant to one or more limit orders from June 11, 2026 until December 10, 2027, subject to earlier termination in accordance with the terms of the Ritchie 10b5-1 Plan and applicable laws, rules and regulations.

No other director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (in each case, as defined in
Item 408(a) of Regulation S-K), during the quarter ended March 31, 2026.
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

10.1+
Employment Agreement, dated April 6, 2026, by and between the Company and Brian Foley
(incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the
SEC on April 6, 2026).

10.2
General Release and Consulting Agreement, dated April 6, 2026, by and between the Company and Ben
Lurie (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 6, 2026).

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

AMERICAN INTEGRITY INSURANCE GROUP, INC.

Date: May 14, 2026	By:	/s/ Robert Ritchie
Robert Ritchie
Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2026	By:	/s/ Brian Foley
Brian Foley
Chief Financial Officer
(Principal Financial Officer)

Date: May 14, 2026	By:	/s/ Steve Biggs
Steve Biggs
Chief Accounting Officer
(Principal Accounting Officer)