Form 10-Q
period 2026-06-30
American Integrity Insurance Group, Inc.
filed 2026-08-13
CIK 2007587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new
or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.            ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 13, 2026, there were 19,593,427 shares of common stock, par value of $0.001 per share, outstanding.

i

American Integrity Insurance Group, Inc.

ii

EXPLANATORY NOTE
This Quarterly Report on Form 10-Q includes a period that covers a portion of time prior to the completion of our initial public offering (the “IPO”) on May 9, 2025. In connection with the completion of the IPO, American Integrity Insurance
Group, Inc. (the “Company,” “American Integrity,” “we,” “our” or “us”) effected a corporate contribution in which the owners of the equity interests of American Integrity Insurance Group, LLC (“AIIG”) contributed all of their equity interests in AIIG to the Company in exchange for an aggregate of 12,904,495 shares of the Company’s common stock, par value
$0.001 per share (the “Common Stock”). Except as otherwise noted herein, our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q are those of the Company and its consolidated operations.

iii

Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements” as defined in Section 27A of the Securities
Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the
“Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q may be forward-looking statements. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements regarding: our outlook; our business strategy; writing new business and retaining existing policies; new insurance products; availability of reinsurance coverage; expectations regarding future growth; future
Citizens Property Insurance Corporation (“Citizens”) take-out opportunities; anticipated future operating results and operating expenses, cash flows, capital resources and liquidity; reserves for losses and loss adjustment expenses;
geographic expansion; reduction of our quota share and its impact on our results; competition; future regulatory, judicial and legislative changes; forecasts of future revenues and appropriately planning our expenses; and our plans regarding our capital expenditures and investment portfolios. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “contemplates,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,”
“potential,” “predicts,” “projects,” “should,” “targets,” “will,” “would” or the negative of these terms or other similar expressions.
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
•the potential that we may face significant losses due to being a property and casualty insurer and our exposure to catastrophic events and severe weather conditions;
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
•our ability to pursue Citizens take-out opportunities;
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
New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. We do not undertake any obligation to update or revise the forward-looking statements to reflect events that occur or circumstances that exist after the date on which such statements were made, except to the extent required by law.

PART I – FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (unaudited)
American Integrity Insurance Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	June 30, 2026	December 31, 2025
	(unaudited)
Assets
Fixed maturities, available-for-sale, at fair value (amortized cost of $346,989 and $327,910, respectively)	$346,427	$330,489
Short-term investments (amortized cost of $4,739 and $18,121, respectively)	4,738	18,121
Total investments	351,165	348,610
Cash and cash equivalents	288,453	203,902
Restricted cash and cash equivalents	55,419	40,217
Premiums receivable, net	59,104	45,031
Accrued investment income	3,163	3,458
Prepaid reinsurance premiums	519,574	275,093
Income taxes recoverable	1,545	—
Reinsurance recoverable, net	247,916	269,056
Deferred policy acquisition costs, net	22,414	5,127
Property and equipment, net	8,951	5,718
Right-of-use assets – operating leases	38,452	449
Deferred income tax asset, net	5,116	8,636
Other assets	11,009	24,904
Total assets	$1,612,281	$1,230,201
Liabilities and shareholders’ equity
Liabilities:
Unpaid losses and loss adjustment expenses	$254,178	$266,591
Income tax payable	—	2,680
Unearned premiums	555,130	481,557
Reinsurance payable	341,609	96,555
Advance premiums	21,847	11,752
Long-term debt	412	618
Lease liabilities – operating leases	33,065	458
Other liabilities and accrued expenses	36,521	32,968
Total liabilities	$1,242,762	$893,179
Shareholders’ equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, 19,593,427 shares issued and outstanding at June 30, 2026 and 19,579,009 shares issued and outstanding at December 31, 2025	$20	$20
Additional paid-in capital	106,656	105,896
Accumulated other comprehensive income (loss), net of taxes	(420)	1,928
Retained earnings	263,263	229,178
Total shareholders’ equity	$369,519	$337,022
Total liabilities and shareholders’ equity	$1,612,281	$1,230,201
See accompanying notes to unaudited condensed consolidated financial statements.

American Integrity Insurance Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)
(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Gross premiums written	$326,592	$286,995	$546,596	$499,145
Change in gross unearned premiums	(84,341)	(63,255)	(73,573)	(65,249)
Gross premiums earned	242,251	223,740	473,023	433,896
Ceded premiums earned	(137,555)	(157,571)	(286,119)	(302,325)
Net premiums earned	104,696	66,169	186,904	131,571
Policy fees	3,711	2,967	6,456	5,171
Net investment income	6,250	4,780	11,902	8,883
Net realized gains (losses) on investments	(2)	485	51	501
Other income	516	98	789	259
Total revenues	115,171	74,499	206,102	146,385
Expenses:
Losses and loss adjustment expenses, net	33,151	21,189	64,876	42,051
Policy acquisition expenses	17,410	6,281	33,395	9,388
General and administrative expenses	18,186	22,932	34,152	27,940
Total expenses	68,747	50,402	132,423	79,379
Income before income taxes	46,424	24,097	73,679	67,006
Income tax (benefit) expense	12,278	(3,397)	19,623	1,416
Net income	$34,146	$27,494	$54,056	$65,590
Other comprehensive income (loss):
Unrealized holding gains (losses) on available-for-sale securities, net of taxes	(605)	1,231	(2,311)	1,688
Reclassification adjustment for net realized gains (losses), net of taxes	1	(362)	(37)	(374)
Total other comprehensive income (loss)	(604)	869	(2,348)	1,314
Comprehensive income	$33,542	$28,363	$51,708	$66,904
Earnings per share:(1)
Basic earnings per share	$1.74	$1.62	$2.76	$4.18
Diluted earnings per share	$1.74	$1.62	$2.76	$4.18
Weighted average shares outstanding – Basic	19,586,994	16,962,075	19,583,036	15,152,075
Weighted average shares outstanding – Diluted	19,590,448	16,962,075	19,584,870	15,152,075
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

American Integrity Insurance Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
Three Months Ended June 30, 2026
(In thousands, except share amounts)

	Common Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at March 31, 2026	19,581,343	$20	$106,162	$229,117	$184	$335,483
Total other comprehensive income (loss)	—	—	—	—	(604)	(604)
Net income	—	—	—	34,146	—	34,146
Vesting of restricted stock awards	2,610	—	49	—	—	49
Vesting of restricted stock units	15,625	—	43	—	—	43
Tax withholding on vesting of restricted stock units	(6,151)	—	(120)	—	—	(120)
Stock-based compensation on restricted stock units	—	—	522	—	—	522
Balance at June 30, 2026	19,593,427	$20	$106,656	$263,263	$(420)	$369,519

	Common Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at March 31, 2025	12,904,495	$13	$10,274	$175,653	$118	$186,058
Distributions to members – tax advances and profit distributions ($0.41 per share)(1)	—	—	—	(8,000)	—	(8,000)
Total other comprehensive income	—	—	—	—	869	869
Net income	—	—	—	27,494	—	27,494
Vesting of restricted stock awards	652,057	1	10,432	—	—	10,433
Tax withholding on vesting of restricted stock awards	(234,587)	—	(3,753)	—	—	(3,753)
Issuance of common stock in connection with initial public offering, net of underwriting discounts and commissions and other offering costs	6,250,000	6	88,767	—	—	88,773
Balance at June 30, 2025	19,571,965	$20	$105,720	$195,147	$987	$301,874
See accompanying notes to unaudited condensed consolidated financial statements.
(1)The distributions were made to members prior to the IPO. See Note 1 — “Nature of Operations and Basis of Presentation” and
Note 11 — “Shareholders’ Equity.”

American Integrity Insurance Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
Six Months Ended June 30, 2026
(In thousands, except share amounts)

	Common Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2025	19,579,009	$20	$105,896	$229,178	$1,928	$337,022
Common stock dividends ($1.02 per share)	—	—	—	(19,971)	—	(19,971)
Total other comprehensive income (loss)	—	—	—	—	(2,348)	(2,348)
Net income	—	—	—	54,056	—	54,056
Vesting of restricted stock awards	4,944	—	94	—	—	94
Vesting of restricted stock units	15,625	—	43	—	—	43
Tax withholding on vesting of restricted stock units	(6,151)	—	(120)	—	—	(120)
Stock-based compensation on restricted stock units	—	—	743	—	—	743
Balance at June 30, 2026	19,593,427	$20	$106,656	$263,263	$(420)	$369,519

	Common Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2024	12,904,495	$13	$10,274	$152,432	$(327)	$162,392
Distributions to members – tax advances and profit distributions ($1.17 per share)(1)	—	—	—	(22,875)	—	(22,875)
Total other comprehensive income	—	—	—	—	1,314	1,314
Net income	—	—	—	65,590	—	65,590
Vesting of restricted stock awards	652,057	1	10,432	—	—	10,433
Tax withholding on vesting of restricted stock awards	(234,587)	—	(3,753)	—	—	(3,753)
Issuance of common stock in connection with initial public offering, net of underwriting discounts and commissions and other offering costs	6,250,000	6	88,767	—	—	88,773
Balance at June 30, 2025	19,571,965	$20	$105,720	$195,147	$987	$301,874
See accompanying notes to unaudited condensed consolidated financial statements.
(1)The distributions were made to members prior to the IPO. See Note 1 — “Nature of Operations and Basis of Presentation” and
Note 11 — “Shareholders’ Equity.”

American Integrity Insurance Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	For the Six Months Ended June 30,
	2026	2025
Cash flows provided by (used in) operating activities
Net income	$54,056	$65,590
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	880	10,433
Amortization and depreciation	1,091	1,147
Deferred income taxes	4,314	(9,829)
Net realized gains	(51)	(501)
Changes in operating assets and liabilities:
Premiums receivable	(14,073)	(7,031)
Accrued investment income	295	(737)
Prepaid reinsurance premiums	(244,481)	(297,587)
Reinsurance recoverable	21,140	69,524
Other assets	8,367	9,299
Unpaid losses and loss adjustment expense	(12,413)	(96,922)
Unearned premiums	73,573	65,250
Reinsurance payable	245,054	288,416
Advance premiums	10,095	16,004
Income taxes payable (recoverable)	(4,225)	(9,070)
Operating lease payments	(416)	(1,053)
Deferred policy acquisition costs, net unearned ceding commissions	(17,287)	(5,066)
Other liabilities and accrued expenses	3,924	(2,386)
Net cash provided by operating activities	129,843	95,481
Cash flows provided by (used in) investing activities
Purchases of property and equipment	(4,475)	(579)
Proceeds from sales and maturities of fixed maturity securities	35,038	103,486
Purchases of fixed maturity securities	(53,784)	(162,776)
Proceeds from sales and maturities of short-term investments	22,659	—
Purchases of short-term investments	(9,231)	—
Net cash used in investing activities	(9,793)	(59,869)
Cash flows provided by (used in) financing activities
Proceeds from initial public offering, net of underwriting discounts and commissions	—	93,000
Payments on tax withheld on vesting of restricted stock awards	—	(3,753)
Payments on tax withheld on vesting of restricted stock units	(120)	—
Cash dividends paid	(19,971)	—
Cash distributions to members(1)	—	(22,875)
Repayment of long-term debt	(206)	(206)
Payments of initial public offering costs	—	(4,227)
Net cash provided by (used in) financing activities	(20,297)	61,939
Net increase in cash, cash equivalents and restricted cash and cash equivalents	99,753	97,551
Cash, cash equivalents and restricted cash and cash equivalents at beginning of year	244,119	179,272
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$343,872	$276,823
(1)The distributions were made to members prior to the IPO. See Note 1 — “Nature of Operations and Basis of Presentation” and
Note 11 — “Shareholders’ Equity.”

American Integrity Insurance Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	For the Six Months Ended June 30,
	2026	2025
Supplemental disclosures of cash flow information
Interest paid	$12	$11
Income taxes paid	$19,865	$20,850
The following table is a reconciliation of cash, cash equivalents, and restricted cash and cash equivalents reported within the Company’s condensed consolidated balance sheets:

	June 30, 2026	December 31, 2025
Cash and cash equivalents	$288,453	$203,902
Restricted cash and cash equivalents	55,419	40,217
Total cash, cash equivalents and restricted cash and cash equivalents shown in the Condensed Consolidated Statements of Cash Flows	$343,872	$244,119
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
AIIG; American Integrity MGA, LLC (“AIMGA”), a Texas limited liability company operating as a managing general agency and functioning as a manager for the insurance subsidiary’s business; American Integrity Claims
Services, LLC (“AICS”), a Texas limited liability company operating as a third-party administrator and providing insurance claims processing services; Pinnacle Insurance Consultants, LLC (“PIC”), a Nevada limited liability company operating as a licensed insurance agency in the state of Florida; and Pinnacle Analytics, LLC (“PA”), a
Texas limited liability company performing limited reinsurance brokerage functions for the insurance subsidiary’s business. During 2023, the Company entered into an agreement with Artex SAC Limited (“Artex”), a Bermuda
Licensed Segregated Accounts Company, to establish Catstye Segregated Account (“Catstye”). Catstye is a
segregated account controlled by the Company formed for the purpose of conducting reinsurance business.
The Company’s property and casualty insurance is currently offered in Florida, South Carolina, Georgia and North
Carolina.
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
In connection with the IPO, the Company issued a net amount of 417,470 shares of restricted stock to certain employees and consultants (the “Restricted Stock Grant”) after giving effect to the withholding of approximately
234,587 shares of Common Stock to satisfy the estimated tax withholding and remittance obligations (the
“Restricted Stock Grant Net Settlement”). The Company incurred a one-time share-based compensation expense of
$10.4 million in connection with the Restricted Stock Grant, which was expensed in general and administrative expenses on the condensed consolidated statements of operations and comprehensive income. The Company also paid $3.8 million for tax withheld on the vesting of restricted stock in connection with the Restricted Stock Grant
Net Settlement. The compensation expense for these awards was recognized in the second quarter of 2025.
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
2.           Significant Accounting Policies
Changes to Significant Accounting Policies
There have been no changes to significant accounting policies as reported in the audited consolidated financial statements of the Company for the year ended December 31, 2025. However, during the six months ended June 30,
2026, the Company granted performance-based restricted stock units (“PSUs”) for the first time. As a result, the
Company accounted for the PSUs in accordance with the accounting policy discussed below.
Restricted Stock
The PSUs are subject to performance-based vesting conditions and are accounted for as equity under ASC Topic
718, Compensation—Stock Compensation. PSUs are valued based on the fair value of the underlying award, which is the closing price of the Common Stock on the date of the grant. The Company recognizes the compensation cost for PSUs on a straight-line basis over the awards’ three-year vesting period as general and administrative expenses within the Company’s condensed consolidated statements of operations and comprehensive income. The PSUs were granted assuming expected maximum achievement of the applicable performance conditions. Accordingly, compensation cost is subject to decreases based on the Company’s actual performance relative to the established metrics for each performance year. The Company recognizes any PSU forfeitures when they occur.

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
For public business entities, the new requirements are effective for annual periods beginning after December 15,
2024. The Company adopted ASU 2023-09 on a prospective basis beginning with the year ended December 31,
2025. The adoption did not have a material impact on the Company’s condensed consolidated financial condition or results of operations, but resulted in additional income tax disclosures in the consolidated financial statements.
In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software
(Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which provides updated guidance on the recognition, measurement, and disclosure of costs incurred in connection with internally developed software. The new standard is intended to align accounting practices for software that is developed in-house with recent advancements in technology and current industry practices. ASU 2025-06 is effective for annual reporting periods beginning after December 15, 2027, and interim periods within those annual periods, with early adoption permitted. The Company adopted ASU 2025-06 on January 1, 2026 using the prospective method. The adoption of the ASU did not have a material impact on the condensed consolidated financial statements.
Recently Issued Accounting Pronouncements Not Yet Adopted
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—
Expense Disaggregation Disclosures (Subtopic 220-40). This ASU requires disaggregated disclosure of income statement expenses, such as employee compensation and depreciation, for public business entities. The ASU does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the condensed consolidated financial statements. The ASU also requires disclosure of a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. ASU 2024-03 is effective for all public business entities for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company will adopt the guidance on December 31, 2027, and is currently assessing the impact of this ASU on the consolidated financial statements and related disclosures.
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

American Integrity Insurance Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data, unless otherwise stated)
Revision of Previously Issued Financial Statements
The Company identified a revision related to the measurement of unearned ceding commissions and reinsurance payable associated with the net quota share reinsurance agreement. The Company revised the presentation of both items as of December 31, 2025 from what was previously presented. The revision relates to the amounts reported as unearned ceding commission in Note 7 – “Deferred Policy Acquisition Costs, Net of Ceding Commissions,” reported in the Consolidated Financial Statements as of December 31, 2025. The revision is a result of an overstatement of the unearned ceding commission and an understatement of the reinsurance payable in the Consolidated Financial
Statements.
The Company evaluated the error in accordance with ASC 250, Accounting Changes and Error Corrections, and the
SEC’s guidance on assessing materiality, including Staff Accounting Bulletin (“SAB”) No. 99, Materiality, and
SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year
Financial Statements. The Company concluded that the error was not material to any previously issued annual or interim financial statements. Accordingly, the Company has revised the comparative prior-period financial information presented herein to correct the error.
The revision reduced the previously reported unearned ceding commission and the related reinsurance payable balances. As a result, deferred policy acquisition costs, net of unearned ceding commissions, increased by $18,029 with a corresponding increase in reinsurance payable as of December 31, 2025. The revision increased both total assets and total liabilities by $5,127 as of December 31, 2025. The revision did not have an impact on shareholders’
equity, revenue, expenses, net income, or net cash provided by operating activities.
The Company also revised the previously reported unearned ceding commission and the related net reinsurance commission receivable balances as of March 31, 2026. As a result, deferred policy acquisition costs, net of unearned ceding commissions, increased by $18,029 with a corresponding decrease in net reinsurance commission receivable as of March 31, 2026. The revision decreased both total assets and total liabilities by $8,804 as of March 31, 2026.
The revision did not have an impact on shareholders’ equity, revenue, expenses, net income, or net cash provided by operating activities.
In accordance with our Compensation Recovery Policy, the Compensation Committee of the Board of Directors
reviewed the revised financial statements and concluded that there was no recovery of erroneously awarded compensation required under the Compensation Recovery Policy because the revised financial statements did not impact the amount of any incentive-based compensation received by our executive officers on or after the dates covered by the revised financial statements.
3.           Variable Interest Entity
As part of the 2023-2024 catastrophe excess of loss reinsurance placement, which incepted on June 1, 2023, AIIC entered into a reinsurance agreement with Catstye, a segregated account controlled by the Company. Catstye provides reinsurance coverage for layer one of the Company’s catastrophe reinsurance program effective June 1,
2023 through May 31, 2024, June 1, 2024 through May 31, 2025, June 1, 2025 through May 31, 2026, and June 1,
2026 through May 31, 2027. Catstye reinsurance eliminates in consolidation.
To establish the Catstye, AIIG entered into a master preference shareholder agreement with Artex whereby AIIG purchased 1,000 non-voting redeemable preference shares, par value of $1.00, to become the sole shareholder of
Catstye. AIIG also contributed additional surplus in order to fully capitalize Catstye.
The Company was determined to be the primary beneficiary of Catstye, a silo that is a VIE within Artex, as AIIG has the power to direct the activities that significantly affect the economic performance as well as the obligation to absorb losses and the right to receive benefits that could potentially be significant of Catstye. Thus, AIIG has

American Integrity Insurance Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data, unless otherwise stated)
consolidated the assets, liabilities and operations of Catstye in its condensed consolidated financial statements with intercompany balances and transactions eliminated in consolidation.
The following table presents, on a consolidated basis, the balance sheet classification and exposure of restricted cash and cash equivalents held in the segregated account, which are used to settle reinsurance obligations of the VIE as of the dates presented. Restricted cash and cash equivalents held in the segregated account are required to be held in a trust account solely for the benefit of the Company and can be used to settle activity under the reinsurance agreement. Any restricted cash or cash equivalents held in the segregated account not actively being used to settle activity under the reinsurance agreement can be paid to the Company by dividend based upon underwriting results of the segregated account or by expiration or termination of the reinsurance agreement. Catstye cannot declare or pay dividends without necessary approvals from the Bermuda Monetary Authority (the “Authority”).

	June 30, 2026	December 31, 2025
Restricted cash and cash equivalents	$54,560	$39,364
Total	$54,560	$39,364
4.           Investments
Available-for-Sale Securities
The amortized cost and estimated fair value of available-for-sale securities were as follows:

	June 30, 2026
	Amortized Cost	Allowance for Credit Loss	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury and U.S. government agencies	$30,701	$—	$1	$(32)	$30,670
Corporate debt securities	182,207	—	107	(323)	181,991
Asset-backed securities	134,081	—	266	(581)	133,766
Total fixed maturity securities	346,989	—	374	(936)	346,427
Short-term investments	4,739	—	—	(1)	4,738
Total available-for-sale investments	$351,728	$—	$374	$(937)	$351,165

	December 31, 2025
	Amortized Cost	Allowance for Credit Loss	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury and U.S. government agencies	$30,646	$—	$76	$—	$30,722
Corporate debt securities	205,109	—	1,793	(103)	206,799
Asset-backed securities	92,155	—	826	(13)	92,968
Total fixed maturity securities	327,910	—	2,695	(116)	330,489
Short-term investments	18,121	—	1	(1)	18,121
Total available-for-sale investments	$346,031	$—	$2,696	$(117)	$348,610

American Integrity Insurance Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data, unless otherwise stated)
A summary of the aggregate estimated fair values of available-for-sale securities with unrealized losses segregated by time period in an unrealized loss position is as follows:

	June 30, 2026
	Less than 12 months		12 months or greater		Total
	Estimated Fair Value	Unrealized losses	Estimated Fair Value	Unrealized losses	Estimated Fair Value	Unrealized losses
U.S. Treasury and U.S. government agencies	$3,954	$(23)	$19,726	$(9)	$23,680	$(32)
Corporate debt securities	23,843	(126)	73,054	(197)	96,897	(323)
Asset-backed securities	61,677	(505)	23,280	(76)	84,957	(581)
Short-term investments	2,698	(1)	—	—	2,698	(1)
Total	$92,172	$(655)	$116,060	$(282)	$208,232	$(937)

	December 31, 2025
	Less than 12 months		12 months or greater		Total
	Estimated Fair Value	Unrealized losses	Estimated Fair Value	Unrealized losses	Estimated Fair Value	Unrealized losses
Corporate debt securities	$134,892	$(19)	$71,907	$(84)	$206,799	$(103)
Asset-backed securities	78,644	(12)	14,324	(1)	92,968	(13)
Short-term investments	18,121	(1)	—	—	18,121	(1)
Total	$231,657	$(32)	$86,231	$(85)	$317,888	$(117)
As of June 30, 2026 and December 31, 2025, there were 103 and 17 available-for-sale fixed-maturity securities, respectively, in an unrealized loss position.
A summary of the amortized cost and estimated fair value of available-for-sale securities at June 30, 2026, by contractual maturity is as follows. The expected maturities may differ from the contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
Years to maturity
Government and corporate securities:
Due in one year or less	$96,833	$96,790
Due after one year through five years	120,814	120,609
Due after five years through 10 years	—	—
Due after 10 years	—	—
Other securities, which provide for periodic payments:
Asset-backed securities	134,081	133,766
Total	$351,728	$351,165

American Integrity Insurance Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data, unless otherwise stated)
The following table presents components of the Company’s net investment income as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Fixed maturities, available-for-sale	$3,955	$2,139	$7,789	$4,270
Short-term investments	31	—	149	—
Cash and cash equivalents	2,454	2,847	4,362	4,962
Gross investment income	6,440	4,986	12,300	9,232
Investment expenses	(190)	(206)	(398)	(349)
Net investment income	$6,250	$4,780	$11,902	$8,883
Proceeds from sales or maturities of fixed maturity available-for-sale securities for the three months ended June 30,
2026 were $14,505, with $22 and $23 of gross realized gains and losses, respectively. Proceeds from sales of fixed maturity available-for-sale securities for the three months ended June 30, 2025 were $43,616, with $514 and $29 of gross realized gains and losses, respectively. There were no proceeds from sales or maturities of short-term securities for the three months ended June 30, 2026 and 2025.
Proceeds from sales or maturities of fixed maturity available-for-sale securities for the six months ended June 30,
2026 were $35,038, with $103 and $48 of gross realized gains and losses, respectively. Proceeds from sales of fixed maturity available-for-sale securities for the six months ended June 30, 2025 were $103,486, with $625 and $124 of gross realized gains and losses, respectively. Proceeds from sales or maturities of short-term securities for the six months ended June 30, 2026 were $22,659, with no gross realized gains and $5 of gross realized losses, respectively.
There were no proceeds from sales or maturities of short-term securities for the six months ended June 30, 2025.
The Company did not record any activity pertaining to the allowance for credit losses as of June 30, 2026 or
December 31, 2025.
5.           Fair Value Measurements
The tables below present information about the Company’s financial assets measured at fair value on a recurring basis:

	June 30, 2026
	Total	Level 1	Level 2	Level 3
U.S. Treasury and U.S. government agencies	$30,670	$30,670	$—	$—
Corporate debt securities	181,991	—	181,991	—
Asset-backed securities	133,766	—	133,766	—
Short-term investments	4,738	—	4,738	—
Total	$351,165	$30,670	$320,495	$—

	December 31, 2025
	Total	Level 1	Level 2	Level 3
U.S. Treasury and U.S. government agencies	$30,722	$30,722	$—	$—
Corporate debt securities	206,799	—	206,799	—
Asset-backed securities	92,968	—	92,968	—
Short-term investments	18,121	—	18,121	—
Total	$348,610	$30,722	$317,888	$—
The Company had no assets carried at fair value in the Level 3 category as of June 30, 2026 and December 31, 2025.

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
During the three months ended June 30, 2026, the Company had no event or circumstance change that would cause an instrument to be transferred between levels.
The following table summarizes the carrying value and estimated fair value of the Company’s financial instruments not carried at fair value as of the date presented:

	June 30, 2026		December 31, 2025
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Long-term debt:
Surplus note	$412	$401	$618	$499
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
appropriate for purposes of establishing the fair value of the surplus note (Level 3).
6.           Property and Equipment
Property and equipment consisted of the following as of:

	June 30, 2026	December 31, 2025
Furniture	$6,034	$1,715
Leasehold improvements	218	218
Computer equipment	4,343	4,186
Vehicle fleet	545	545
Internally developed software	6,178	6,178
Total, at cost	17,318	12,842
Accumulated depreciation and amortization	(8,367)	(7,124)
Property and equipment, net	$8,951	$5,718
Depreciation and amortization expense related to property and equipment was $648 and $210 for the three months ended June 30, 2026 and 2025, respectively, and $1,243 and $406 for the six months ended June 30, 2026 and 2025, respectively.

American Integrity Insurance Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data, unless otherwise stated)
7.           Deferred Policy Acquisition Costs, Net of Ceding Commissions
The tables below show the activity regarding deferred policy acquisition costs (“DPAC”) for the three and six months ended June 30, 2026 and 2025.
For the three months ended June 30, 2026 and 2025, the Company allocated earned ceding commission income of
$13,197 and $16,992 to policy acquisition costs, respectively, and $13,786 and $21,953 to general and administrative expenses, respectively. For the six months ended June 30, 2026 and 2025, the Company allocated earned ceding commission income of $26,124 and $31,796 to policy acquisition costs, respectively, and $26,708 and
$45,815 to general and administrative expenses, respectively.

	Three Months Ended June 30, 2026
	DPAC, excluding unearned ceding commission	Unearned ceding commission	Total
DPAC, beginning of period	$59,189	$(49,964)	$9,225
Policy acquisition costs deferred during the period:
Producer commissions	35,635	—	35,635
Premium taxes	5,421	—	5,421
Other acquisition costs	3,178	—	3,178
Ceding commissions	—	(26,509)	(26,509)
Total policy acquisition costs	44,234	(26,509)	17,725
Amortization	(31,520)	26,984	(4,536)
DPAC, end of period	$71,903	$(49,489)	$22,414

	Three Months Ended June 30, 2025
	DPAC, excluding unearned ceding commission	Unearned ceding commission	Total
DPAC, beginning of period	$43,450	$(70,286)	$(26,836)
Policy acquisition costs deferred during the period:
Producer commissions	29,118	—	29,118
Premium taxes	5,032	—	5,032
Other acquisition costs	2,674	—	2,674
Ceding commissions	—	(52,123)	(52,123)
Total policy acquisition costs	36,824	(52,123)	(15,299)
Amortization	(23,676)	38,945	15,269
DPAC, end of period	$56,598	$(83,464)	$(26,866)

American Integrity Insurance Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data, unless otherwise stated)

	Six Months Ended June 30, 2026
	DPAC, excluding unearned ceding commission	Unearned ceding commission	Total
DPAC, beginning of period	$58,810	$(53,683)	$5,127
Policy acquisition costs deferred during the period:
Producer commissions	59,855	—	59,855
Premium taxes	8,519	—	8,519
Other acquisition costs	5,925	—	5,925
Ceding commissions	—	(48,637)	(48,637)
Total policy acquisition costs	74,299	(48,637)	25,662
Amortization	(61,206)	52,831	(8,375)
DPAC, end of period	$71,903	$(49,489)	$22,414

	Six Months Ended June 30, 2025
	DPAC, excluding unearned ceding commission	Unearned ceding commission	Total
DPAC, beginning of period	$38,803	$(70,734)	$(31,931)
Policy acquisition costs deferred during the period:
Producer commissions	47,204	—	47,204
Premium taxes	7,696	—	7,696
Other acquisition costs	5,164	—	5,164
Ceding commissions	—	(90,341)	(90,341)
Total policy acquisition costs	60,064	(90,341)	(30,277)
Amortization	(42,269)	77,611	35,342
DPAC, end of period	$56,598	$(83,464)	$(26,866)
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
The following table provides a reconciliation of changes in the liability for unpaid losses and LAE:

American Integrity Insurance Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data, unless otherwise stated)

	Six Months Ended June 30,
	2026	2025
Unpaid Loss and LAE beginning of period	$266,591	$475,708
Less: Reinsurance recoverables on unpaid losses and LAE	192,336	415,086
Net unpaid loss and LAE at beginning of period	74,255	60,622
Add: Losses and LAE, net of reinsurance, incurred related to:
Current period	64,876	43,168
Prior period	—	(1,117)
Total net losses and LAE incurred	64,876	42,051
Less: Losses and LAE paid, net of reinsurance, related to:
Current period	19,044	13,528
Prior period	26,204	24,838
Total net paid losses and LAE	45,248	38,366
Unpaid loss and LAE, net of reinsurance at end of period	93,883	64,307
Add: Reinsurance recoverables on unpaid losses and LAE	160,295	314,479
Unpaid loss and LAE at end of period	$254,178	$378,786
During the six months ended June 30, 2026, the liability for unpaid losses and LAE, net of reinsurance, increased by
$19,628 from $74,255 as of December 31, 2025 to $93,883 as of June 30, 2026. The increase was primarily as a result of an increase in reserves related to non-catastrophe storms of $8,976, with an additional increase in reserves for Citizens, a Florida state-supported insurer, assumed business of $9,304.
Prior period development includes changes in estimated losses and LAE for all events occurring in prior periods including hurricanes and other weather events. In 2026, the Company’s net loss and LAE incurred for the six months ended June 30, 2026 reflected no prior year development. These adjustments are generally the result of ongoing analysis of recent loss development trends. Original estimates are decreased or increased as additional information becomes known regarding individual claims.
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
In 2024, the Company also began participating in a “take-out program” through which the Company assumes insurance policies held by Citizens. The take-out program is a legislatively created program designed to reduce the state’s risk exposure by encouraging private companies to assume policies from Citizens.
2026 – 2027 Reinsurance Program
Catastrophe Excess of Loss Reinsurance
Effective June 1, 2026, the Company entered into catastrophe excess of loss reinsurance agreements covering its insurance subsidiary, AIIC. The catastrophe reinsurance program is indemnity-based and includes a combination of coverage from traditional reinsurers, the FHCF, Insurance Linked Securities (“ILS”) investors through Integrity Re
III Ltd., and the Company’s segregated cell captive reinsurer.

American Integrity Insurance Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data, unless otherwise stated)
The 2026–2027 reinsurance program provides third-party reinsurance coverage of $2.25 billion for a single catastrophic event, with total third-party coverage of $2.99 billion across all occurrences, representing a 15.8%
increase over the prior year’s treaty limit. The first event tower, including retentions, is equal to a 1-in-130 year probable maximum loss level, consistent with last year’s program. The Company’s net retention is $35.0 million for the first event, $20.0 million for the second event, and $10.0 million for each of the third and fourth events.
The FHCF covers Florida-admitted risks only, and the Company elected to participate at 90% for the 2026 hurricane season, consistent with the prior year, totaling $572.7 million of limit.
The ILS market represented $825.0 million of limit with $565.0 million reflective of our catastrophe bonds issued in
2025 which expire in May of 2027, and new catastrophe bonds totaling $260.0 million issued by Integrity Re III Ltd, a Bermuda-based special purpose insurer and unrelated party, as part of the program, marking the ninth ILS transaction sponsored by the Company.
All reinsurers participating in the program are either rated “A-” or higher by A.M. Best or are fully collateralized, to mitigate counterparty credit risk. The entire program is structured without parametric covers and is fully indemnity-
based.
Total net consolidated catastrophe reinsurance premiums ceded to third parties are expected to total $430.0 -
$440.0 million for the 2026 treaty year.
Net Quota Share Reinsurance
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
Effect of Reinsurance
The effects of reinsurance on premiums written and earned were as follows:

	Three Months Ended June 30,
	2026		2025
	Written	Earned	Written	Earned
Direct premiums	$326,416	$234,415	$270,741	$179,515
Assumed Premiums	176	7,836	16,254	44,225
Gross Premiums	326,592	242,251	286,995	223,740
Ceded premiums	(507,923)	(137,555)	(549,916)	(157,571)
Net premiums	$(181,331)	$104,696	$(262,921)	$66,169

American Integrity Insurance Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data, unless otherwise stated)

	Six Months Ended June 30,
	2026		2025
	Written	Earned	Written	Earned
Direct premiums	$545,256	$452,419	$451,666	$346,286
Assumed Premiums	1,340	20,604	47,479	87,610
Gross Premiums	546,596	473,023	499,145	433,896
Ceded premiums	(546,331)	(286,119)	(608,670)	(302,325)
Net premiums	$265	$186,904	$(109,525)	$131,571
The Company’s reinsurance arrangements affected certain items in the condensed consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2026 and 2025 by the following amounts:

	Three Months Ended June 30,
	2026	2025
Ceded premiums earned	$(137,555)	$(157,571)
Ceded losses and loss adjustment expenses incurred	(2,276)	21,189
Ceded policy acquisition expenses	26,983	6,281
For the three months ended June 30, 2026 and 2025, recoveries received under reinsurance contracts were $24,563 and $30,041, respectively.

	Six Months Ended June 30,
	2026	2025
Ceded premiums earned	$(286,119)	$(302,325)
Ceded losses and loss adjustment expenses incurred	9,043	42,051
Ceded policy acquisition expenses	52,831	9,388
For the six months ended June 30, 2026 and 2025, recoveries received under reinsurance contracts were $30,183 and
$67,631, respectively.
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
AIIC prepares its statutory-basis financial statements in accordance with statutory accounting practices prescribed or permitted by FLOIR. The commissioner of the FLOIR has the right to permit other practices that may deviate from prescribed practices. AIIC does not obtain and follow any permitted practice that deviates from the prescribed practices. As of June 30, 2026 and December 31, 2025, AIIC reported statutory capital and surplus of $208,887 and
$193,080, respectively. For the six months ended June 30, 2026 and 2025, AIIC reported statutory net income of
$13,504 and $31,766, respectively. Statutory-basis surplus differs from shareholders’ equity reported in accordance

American Integrity Insurance Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data, unless otherwise stated)
with GAAP primarily due to the impact of the Company’s IPO proceeds, which are largely at the holding company, and because policy acquisition costs are expensed when incurred, certain assets that are not admitted assets are eliminated from the condensed consolidated balance sheets, and surplus notes are reported as surplus rather than liabilities. In addition, the recognition of deferred tax assets is based on different recoverability assumptions.
The Florida statutes require a residential property insurance company to maintain statutory surplus as to policyholders of at least $1,500 or 10.0% of the insurer’s total liabilities, whichever is greater. Accordingly, as of
June 30, 2026 and December 31, 2025, AIIC exceeded the minimum statutory surplus requirement, which was
$20,889 and $19,308, respectively. Under Florida law, without regulatory approval, AIIC may pay dividends if its statutory surplus does not exceed the greater of: (i) the lesser of 10.0% of surplus or net income, not including realized capital gains, plus a two-year carry forward; (ii) 10.0% of surplus, with dividends payable limited to unassigned funds minus 25.0% of unrealized capital gains; or (iii) the lesser of 10.0% of surplus or net investment income plus a three-year carry forward with dividends payable limited to unassigned funds minus 25.0% of unrealized capital gains. AIIC did not pay any dividends during the three months ended June 30, 2026, and it can still pay dividends without regulatory approval.
AIIC is also required annually to comply with the National Association of Insurance Commissioners (“NAIC”) RBC
requirements. RBC requirements prescribe a method of measuring the amount of capital appropriate for an insurance company to support its overall business operations in light of its size and risk profile. NAIC RBC requirements are used by regulators to determine appropriate regulatory actions relating to insurers who show signs of a weak or deteriorating condition. As of June 30, 2026 and December 31, 2025, based on calculations using the appropriate
NAIC RBC formula, AIIC reported total adjusted capital in excess of the requirements.
AIIC has maintained a cash deposit with the Insurance Commissioner of the State of Florida and other states in which AIIC is authorized to write business in order to meet regulatory requirements and such cash deposit is included in restricted cash and cash equivalents on the condensed consolidated balance sheets.
In addition, Florida property and casualty insurance companies are required to adhere to prescribed premium-to-
capital surplus ratios. Florida state law requires that the ratio of 90.0% of premiums written divided by surplus as to policyholders does not exceed 10-to-1 for gross premiums written or 4-to-1 for net premiums written. As of June 30,
2026, AIIC had a ratio of gross and net premiums written to surplus of 2.4-to-1 and (0.1)-to-1, respectively, which met the requirements.
The Company also has the Catstye reinsurance segregated account, where the Company can withdraw from cash held in the segregated account, but must provide written notice to the trustee in the form of a withdrawal notice in order to access the funds. However, consent of the grantor is not required to access the funds, and the funds’ use is not restricted within the terms of the trust agreement. Catstye is regulated by the Authority and is required to meet and maintain certain minimum levels of solvency and liquidity. Catstye’s statutory capital and surplus necessary to satisfy the regulatory requirements in the aggregate was $56,952 and $38,398 as of June 30, 2026 and December 31,
2025, respectively. As of June 30, 2026 and December 31, 2025, the actual amount of statutory capital and surplus was $56,952 and $38,398, respectively. The liabilities of Catstye are fully collateralized and accordingly capital and surplus are available to be paid out in dividends and subject to approval in accordance with regulations of the
Authority.
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

American Integrity Insurance Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data, unless otherwise stated)
Initial Public Offering
The Company’s amended and restated certificate of incorporation authorizes 100,000,000 shares of Common Stock, of which 19,593,427 shares were issued and outstanding as of June 30, 2026, and 10,000,000 shares of preferred stock, $0.001 par value per share, of which no shares were issued and outstanding as of June 30, 2026.
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
Distributions
The Company is a legal entity separate and distinct from its subsidiaries. As a holding company, the primary sources of cash needed to meet its obligations are distributions, dividends, and other permitted payments from its subsidiaries and consolidated VIEs. While there are no restrictions on distributions from AIMGA, AICS, PA, and
PIC, dividends from AIIC and Catstye are restricted. See Note 10 – “Regulatory Requirements and Restrictions” for
the restrictions on dividends from AIIC and Note 3 – “Variable Interest Entity” for restrictions on dividends from
Catstye.
Prior to the IPO, taxable income was allocated to the members of AIIG in accordance with the United States Internal
Revenue Code and AIIG’s amended and restated company agreement. Tax distributions totaled $8.0 million and
$12.9 million during the three and six months ended June 30, 2025, respectively.
Additionally, according to AIIG’s company agreement and prior to the IPO, AIIG’s Board of Directors was permitted to, in its discretion, declare distributions to AIIG’s members in proportion to such members’ respective percentage ownership interests. The Company made $10.0 million of discretionary distributions to members during the six months ended June 30, 2025. There were no discretionary distributions to members during the second quarter of 2025.
Special Cash Dividend
On February 24, 2026, the Company’s Board of Directors declared a $20.0 million special cash dividend of $1.02 per common share. The dividends were paid on March 30, 2026 to stockholders of record as of March 16, 2026.
There were no other dividends declared during the six months ended June 30, 2026.
12.         Stock-Based Compensation
The Company adopted the American Integrity Insurance Group, Inc. 2025 Long-Term Incentive Plan (the “Plan”)
effective May 7, 2025. The maximum number of shares of Common Stock that may be issued pursuant to awards under the Plan is 2,175,758 shares of Common Stock.
At June 30, 2026, there were 1,886,276 shares of Common Stock available for future issuance under the Plan.
Restricted Stock Awards
During 2025 and the first half of 2026, the Company issued shares of restricted stock (“RSAs”) under the Plan to its non-employee members of the Board of Directors pursuant to the American Integrity Insurance Group, Inc. 2025
Non-Employee Director Compensation Policy (the “Non-Employee Director Compensation Policy”) approved on

American Integrity Insurance Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data, unless otherwise stated)
September 9, 2025. Under the Non-Employee Director Compensation Policy, an initial grant of 2,658 RSAs was awarded on September 9, 2025, followed by quarterly grants totaling 4,386 RSAs during the remainder of 2025 and
4,944 RSAs during the six months ended June 30, 2026. The RSAs awarded under the Non-Employee Director
Compensation Policy vest immediately on their respective grant date.
A summary of all RSA activity for the six months ended June 30, 2026 is as follows:

	Number of RSAs	Weighted Average Grant Date Fair Value
Granted and unvested at December 31, 2025	—	$—
Granted	4,944	19.04
Vested	(4,944)	19.04
Nonvested at June 30, 2026	—	$—
During the three and six months ended June 30, 2026, the Company recognized $49 and $94, respectively, of share-
based compensation expense related to the RSAs granted to the non-employee members of the Board of Directors within general and administrative expenses in the condensed consolidated statements of operations and comprehensive income.
Restricted Stock Units
On December 4, 2025, the Compensation Committee of the Board of Directors approved the grant of 46,876 time-
based restricted stock units (“RSUs”) pursuant to the Company’s form of RSU agreement (the “RSU Agreement”)
under the Plan. The RSUs were granted to certain executive officers with a grant-date fair value of $20.62 per share, which was determined using the closing price of our Common Stock reported on the New York Stock Exchange on the grant date. One-third of these RSUs vest annually on the Plan’s adoption anniversary date over a three-year term, commencing on May 7, 2026. The vesting of the shares granted pursuant to the RSU Agreement is contingent upon the employee’s continuous employment with the Company through each vesting period. In connection with the first vesting date on May 7, 2026, 6,151 shares were withheld to satisfy estimated tax withholding and remittance obligations.
On March 2, 2026, the Compensation Committee of the Board of Directors approved the grant of 44,137 RSUs pursuant to the RSU Agreement under the Plan. These RSUs were granted to certain executive officers based on a grant-date fair value of $21.16 per share, which was determined using the closing price of our Common Stock reported on the New York Stock Exchange on the grant date. One-third of these RSUs vest annually over a three-
year term, commencing on March 2, 2027. The shares vested under the RSU Agreement are contingent upon the employee’s continuous employment with the Company through each vesting period.
On April 6, 2026, the Compensation Committee of the Board of Directors approved the grant of 4,262 RSUs pursuant to the RSU Agreement under the Plan. These RSUs were granted to an executive officer based on a grant-
date fair value of $19.47 per share, which was determined using the closing price of our Common Stock reported on the New York Stock Exchange on the grant date. One-third of these RSUs vest annually over a three-year term, commencing on April 6, 2027. The shares vested under the RSU Agreement are contingent upon the employee’s continuous employment with the Company through each vesting period.
On March 2, 2026, the Compensation Committee of the Board of Directors approved the grant of 176,557 PSUs pursuant to the Company’s form of PSU agreement (the “PSU Agreement”) under the Plan. These PSUs were granted to certain executive officers based on a grant-date fair value of $21.16 per share, which was determined using the closing price of our Common Stock reported on the New York Stock Exchange on the grant date. In addition, on April 6, 2026, the Compensation Committee of the Board of Directors approved the grant of 11,813
PSUs pursuant to the PSU Agreement under the Plan. These PSUs were granted to an executive officer based on a grant-date fair value of $19.47 per share, which was determined using the closing price of our Common Stock

American Integrity Insurance Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data, unless otherwise stated)
reported on the New York Stock Exchange on the grant date. These PSUs are subject to a three-year performance period, commencing on January 1, 2026 and ending on December 31, 2028. Performance is measured annually, and following the conclusion of each performance year, the Compensation Committee of the Board of Directors will certify the Company’s achievement of the applicable performance metrics and determine the number of PSUs earned for that year.
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
A summary of all RSU and PSU activity for the six months ended June 30, 2026 is as follows:

	Number of RSUs and PSUs	Weighted Average Grant Date Fair Value
Granted and unvested RSUs and PSUs at December 31, 2025	46,876	$20.62
Granted - RSUs	48,399	21.01
Granted - PSUs	188,370	21.05
Vested (Shares withheld for tax remittance)	(6,151)	21.16
Vested	(9,474)	21.16
Forfeited	—	—
Granted and unvested RSUs and PSUs at June 30, 2026	268,020	$20.96
The Company recognizes the compensation cost for the RSUs and PSUs on a straight-line basis over the awards’
vesting period.
The Company recognized compensation costs associated with the RSUs and PSUs of $566 and $786 for the three and six months ended June 30, 2026, respectively. The Company did not grant RSUs or PSUs under the Plan prior to
December 4, 2025, and therefore no compensation cost related to RSUs or PSUs was recognized for the three and six months ended June 30, 2025.
Modifications
On April 6, 2026, the Company modified the vesting period of 6,682 RSUs in connection with the transition of one of its executives to a non-employee consulting role. Such RSUs are eligible to vest over the duration of the one-year consulting period. At the end of the consulting period, all of such unvested RSUs that remain outstanding will accelerate and vest in full.
In addition, the Company modified the requisite service period of all 12,665 of the executive’s PSUs in connection with the transition. While the original performance periods and vesting dates remain unchanged, remaining compensation cost is recognized over the one-year consulting period based on the estimated level of performance expected to be achieved over the term of the award. The amount of compensation cost recognized will be adjusted in future periods, if necessary, to reflect changes in the estimated achievement of the applicable performance conditions.

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
The Company considered each of these factors in determining that the consolidated entity is the single operating segment. As there is only one operating segment, the Company did not assess any aggregation or materiality and concluded that the Company will report a single reportable segment. As there is a single reportable segment, the
CODM uses information that is presented in the condensed consolidated financial statements to evaluate the performance of the single segment, including net income as the measure of profit or loss. The CODM uses net income to monitor budgeted versus actual results, which assists in the evaluation of segment performance and what resources are needed. The CODM also uses net income to assess the Company’s performance in comparison with competitors. No single customer represents more than 10% of the Company’s revenue.
14.         Earnings Per Share
Basic earnings per share is computed by dividing income available to common shareholders by the weighted-
average number of common shares outstanding during the period.
For the purposes of determining the basic and diluted weighted-average number of common shares outstanding during the periods presented that are prior to the IPO, the Company retrospectively reflected the Corporate
Contribution in connection with the IPO. As such, the basic and diluted weighted-average number of common shares outstanding for those periods reflect the exchange of AIIG’s membership units into shares of Common Stock on the date of the IPO, assuming that all shares of Common Stock issued in conjunction with the IPO were issued and outstanding as of the beginning of the earliest period presented.
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
The following tables present the net income and the weighted average number of shares outstanding used in the earnings per share calculations. For the three and six months ended June 30, 2025, there were no potentially dilutive instruments outstanding.
For the three and six months ended June 30, 2026, diluted earnings per share reflects the impact of RSUs and PSUs using the treasury stock method. For the three and six months ended June 30, 2026, approximately 3,455 and 1,834 incremental shares, respectively, were considered dilutive, primarily related to RSUs and PSUs. The impact of these dilutive shares was immaterial and did not change diluted earnings per share when rounded.

American Integrity Insurance Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data, unless otherwise stated)

	Three Months Ended June 30,
	2026	2025
Numerator:
Net income attributable to common shareholders	$34,146	$27,494
Income allocated to participating securities	—	—
Income available for common shareholders	$34,146	$27,494

Denominator:
Shares outstanding	19,593,427	19,571,965
Weighted average common shares outstanding - basic	19,586,994	16,962,075
Weighted average common shares outstanding - diluted(1)	19,590,448	16,962,075

Earnings available to common shareholders per share
Basic	$1.74	$1.62
Diluted	$1.74	$1.62
(1)19,337 anti-dilutive shares were excluded from the diluted earnings per share computation for the three months ended June
30, 2026 in accordance with ASC 260.

	Six Months Ended June 30,
	2026	2025
Numerator:
Net income attributable to common shareholders	$54,056	$65,590
Income allocated to participating securities	—	2,190
Income available for common shareholders	$54,056	$63,400

Denominator:
Shares outstanding	19,593,427	19,571,965
Weighted average common shares outstanding - basic	19,583,036	15,152,075
Weighted average common shares outstanding - diluted(1)	19,584,870	15,152,075

Earnings available to common shareholders per share
Basic	$2.76	$4.18
Diluted	$2.76	$4.18
(1)18,693 anti-dilutive shares were excluded from the diluted earnings per share computation for the six months ended June 30,
2026 in accordance with ASC 260.
15.         Other Comprehensive Income (Loss)
Comprehensive income (loss) includes changes in unrealized gains and losses on investments. Reclassification adjustments for realized (gains) losses are reflected in net realized gains (losses) on investments on the condensed consolidated statements of operations and comprehensive income.

American Integrity Insurance Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data, unless otherwise stated)
The following table provides a summary of other comprehensive income (loss) and discloses the tax impact of each component of other comprehensive income (loss) for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
	2026			2025
	Pre-Tax	Income Tax Benefit (Expense)	Net-of-Tax Amount	Pre-Tax	Income Tax Benefit (Expense)	Net-of-Tax Amount
Net changes to investments:
Unrealized holding gains (losses) arising during period	$(809)	$204	$(605)	$1,653	$(422)	$1,231
Reclassification adjustment for (gains) losses realized in net income	2	(1)	1	(484)	122	(362)
Other comprehensive income (loss)	$(807)	$203	$(604)	$1,169	$(300)	$869

	Six Months Ended June 30,
	2026			2025
	Pre-Tax	Income Tax Benefit (Expense)	Net-of-Tax Amount	Pre-Tax	Income Tax Benefit (Expense)	Net-of-Tax Amount
Net changes to investments:
Unrealized holding gains (losses) arising during period	$(3,091)	$780	$(2,311)	$2,264	$(576)	$1,688
Reclassification adjustment for (gains) losses realized in net income	(51)	14	(37)	(500)	126	(374)
Other comprehensive income (loss)	$(3,142)	$794	$(2,348)	$1,764	$(450)	$1,314
16.         Income Taxes
The Company was incorporated as a Delaware corporation on January 15, 2025 and is subject to U.S. federal and state corporate income tax. From January 1, 2025 through May 7, 2025, the Company and its non-insurance subsidiaries were included in a single partnership return and were not subject to entity-level U.S. income tax. The
Company’s insurance subsidiary, AIIC, was subject to U.S. federal and state corporate income tax and filed on a stand-alone basis. Effective May 7, 2025, the Company and its non-insurance corporate subsidiaries became subject to U.S. federal and state income tax. Beginning in 2026, the Company filed a consolidated federal corporate income tax return with its eligible subsidiaries. Taxes will be settled among the subsidiaries in accordance with the
Company’s tax sharing agreement.
In accordance with ASC 740, each interim period is considered integral to the annual period and tax expense is generally determined using an estimate of the annual effective income tax rate (“AETR”). The Company records income tax expense each quarter using the estimated AETR to provide for income taxes on a current year-to-date basis, adjusted for discrete items that are noted in the relevant period. During the three and six months ended
June 30, 2026, there were no discrete items identified. During the three and six months ended June 30, 2025, the
Company’s non-taxable subsidiaries reduced the overall effective tax rate by (3.2)% and (8.6)%, respectively. The change in tax status of a non-taxable subsidiary further reduced the effective rate by (40.3)% and (14.5)%, respectively.

American Integrity Insurance Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data, unless otherwise stated)
The provision for income taxes for the three and six months ended June 30, 2026 was $12.3 million and $19.6 million, respectively, based on pretax income of $46.4 million and $73.7 million, respectively, compared with the provision for income taxes for the three and six months ended June 30, 2025 of $(3.4) million and $1.4 million, respectively, based on pretax income of $24.1 million and $67.0 million, respectively. The Company’s effective tax rates for the three and six months ended June 30, 2026 were 26.4% and 26.6%, respectively, compared with (14.1)%
and 2.1% for the three and six months ended June 30, 2025, respectively.
The difference between the effective tax rate and the U.S. federal statutory tax rate of 21% for the three and six months ended June 30, 2026 was primarily due to state income taxes and non-deductible compensation related to employee stock awards granted and fully vested during the quarter. The effective tax rate also reflects the unfavorable impact of certain other nondeductible expenses.
17.         Commitments and Contingencies
Obligations under Multi-Year Reinsurance Contracts
The Company purchases reinsurance coverage to protect its capital and to limit its losses when certain major events occur. The Company’s reinsurance commitments generally run from June 1 of the current year to May 31 of the following year. From time to time, certain of the Company’s reinsurance agreements may be for periods longer than one year. Amounts payable for coverage during the current June 1 to May 31 contract period are recorded as reinsurance payable in the condensed consolidated balance sheets. Multi-year contract commitments for future years are recorded at the beginning of the coverage period. As of June 30, 2026 and December 31, 2025, there were no multi-year reinsurance contract obligations.
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
Florida Insurance Guaranty Association
In April 2023, the Florida Insurance Guaranty Association (“FIGA”) issued an order for the collection of a 1.0%
FIGA assessment policy surcharge for policies effective October 1, 2023 through September 30, 2024. The order directed member insurance companies to collect policy surcharge amounts in advance and to remit those surcharge amounts to FIGA on a quarterly basis. The Company recorded an accrued liability totaling $3,091 and $1,690, respectively, in other liability and accrued expenses as of June 30, 2026 and December 31, 2025, which represents the policy surcharge amounts collected, but unremitted to FIGA as of that date.
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

American Integrity Insurance Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data, unless otherwise stated)
Operating lease cost was $1,036 and $544 for the three months ended June 30, 2026 and 2025, respectively, and
$1,406 and $1,087 for the six months ended June 30, 2026 and 2025, respectively, and is included in other operating expenses on the condensed consolidated statements of operations and comprehensive income. Short-term and variable lease costs were immaterial for the six months ended June 30, 2026 and 2025.
The following table provides supplemental balance sheet information about the Company’s leases as of June 30,
2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Operating leases:
Right-of-use assets	$38,452	$449
Lease liability	$33,065	$458
Weighted-average remaining lease term:
Operating leases	12.35 years	0.34 years
Weighted-average discount rate:
Operating leases	5.36%	3.42%
Supplemental disclosure of cash flow information related to leases was as follows for the three and six months ended
June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$27	$565	$416	$1,127
The estimated future minimum payments of operating leases as of June 30, 2026 are as follows:

Operating Leases
2026 remaining	$326
2027	3,403
2028	3,473
2029	3,585
2030	3,631
Thereafter	31,957
Total lease payments	46,375
Less: imputed interest	(13,310)
Present value of lease liabilities	$33,065
19.         Subsequent Events
The Company performed an evaluation of subsequent events through the date the financial statements were issued and determined there were no recognized or unrecognized subsequent events that would require an adjustment or additional disclosure in the financial statements as of June 30, 2026.

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
Overview
We are a profitable and growing insurance group headquartered in Tampa, Florida. Through our insurance carrier subsidiary, American Integrity Insurance Company (“AIIC”), we provide personal residential property insurance for single-
family homeowners and condominium owners, as well as coverage for vacant dwellings and investment properties, predominantly in Florida. Florida represented 92.0% of our policies in-force as of June 30, 2026. As of June 30, 2026,
73.2% of our in-force premium was in the insurance market in which we underwrite and sell policies to policyholders where we choose to offer coverage without the assistance of residual market mechanisms (the “Voluntary Market”).
Moreover, 93.7% of our Voluntary Market in-force premium was in our core Florida market and 6.3% was collectively in
South Carolina, Georgia, and North Carolina, where we have strategically expanded to support and enhance our relationships with our builder agency network.
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
Citizens “Take-out” Program. Pursuing take-outs from Citizens Property Insurance Corporation (“Citizens”) may distort the comparability of our financial results between periods depending on the number of policies and unearned premiums assumed. In 2026, we expect take-outs to be a smaller portion of our gross premiums written compared to 2024 and 2025.
While we expect there will continue to be opportunities to assume some policies from Citizens, we believe the number of policies available that meet our underwriting and profitability standards has declined and may continue to decline over time. Policies assumed via the Citizens take-out program carry immaterial upfront acquisition costs and are covered by our current treaty year reinsurance program which may impact comparability between periods. As a result, periods of heavy take-out activity result in lower expense ratios and loss ratios.

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
Cost and Availability of Reinsurance. We purchase excess of loss and quota share reinsurance as part of our capital management strategy and in an effort to reduce volatility of earnings and protect our balance sheet from the impact of potential catastrophe events. Our ability to implement an effective reinsurance strategy is dependent, in part, on the cost and availability of reinsurance coverage. We ceded 60.5% and 69.7% of our gross premiums earned in the six months ended June 30, 2026 and June 30, 2025, respectively.
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

Results of Operations
The following table summarizes our results of operations for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands, except per share data)	2026	2025	2026	2025
Gross premiums written	$326,592	$286,995	$546,596	$499,145
Change in gross unearned premiums	(84,341)	(63,255)	(73,573)	(65,249)
Gross premiums earned	242,251	223,740	473,023	433,896
Ceded premiums earned	(137,555)	(157,571)	(286,119)	(302,325)
Net premiums earned	104,696	66,169	186,904	131,571
Policy fees	3,711	2,967	6,456	5,171
Net investment income	6,250	4,780	11,902	8,883
Net realized gains (losses) on investments	(2)	485	51	501
Other income	516	98	789	259
Total Revenues	115,171	74,499	206,102	146,385
Losses and loss adjustment expenses	33,151	21,189	64,876	42,051
Policy acquisition expenses	17,410	6,281	33,395	9,388
General and administrative expenses	18,186	22,932	34,152	27,940
Total Expenses	68,747	50,402	132,423	79,379
Income before taxes	46,424	24,097	73,679	67,006
Income tax (benefit) expense	12,278	(3,397)	19,623	1,416
Net Income	$34,146	$27,494	$54,056	$65,590
Book value per share(1)	$18.86	$15.42	$18.86	$15.42
Loss ratio(2)	30.6%	30.6%	33.6%	30.8%
Expense ratio(3)	32.8%	42.3%	34.9%	27.3%
Combined ratio(4)	63.4%	72.9%	68.5%	58.1%
Return on equity(5)	38.7%	45.1%	30.6%	56.5%
Ceded catastrophe excess of loss premiums ratio(6)	39.4%	42.2%	42.9%	41.8%
Net underlying loss and loss adjustment expense ratio(7)	30.6%	33.1%	33.6%	31.6%
Gross underlying loss and loss adjustment expense ratio(8)	18.1%	15.5%	18.6%	15.8%
(1)Book value per share is a key financial metric and is the ratio of shareholders’ equity to shares outstanding, each as of the balance sheet date.
(2)Loss ratio is a key business metric and is the ratio of losses and LAE to net premiums earned plus policy fees. Management uses this operating metric to analyze our loss trends and believes it is useful for investors to evaluate this component separately from our other operating expenses.
(3)Expense ratio is a key business metric and is the ratio of policy acquisition expenses and general and administrative expenses to net premiums earned plus policy fees. Management uses this metric to analyze our expense trends and believes it is useful for investors to evaluate these components separately from our loss and LAE.
(4)Combined ratio is a key business metric, defined as the sum of the loss ratio and the expense ratio. Management uses this operating metric to analyze our total expense trends and believes it is a key indicator for investors when evaluating the overall profitability of our business.
(5)Return on equity is a key business metric, defined as net income divided by the average beginning and ending shareholders’ equity during the applicable period. This metric is annualized for interim periods by multiplying by the applicable ratio in order to present return on equity consistently.
(6)Ceded catastrophe excess of loss premiums ratio is a key business metric and a non-GAAP measure defined as ceded catastrophe excess of loss premiums earned divided by gross premiums earned. We view this ratio as meaningful to our business as it provides a view into the cost of our catastrophe reinsurance program. The most directly comparable GAAP financial measure is the ratio of ceded premiums earned to gross premiums earned. The ceded catastrophe excess of loss premiums ratio should not be considered a substitute for ceded premiums earned and does not reflect the overall profitability of our business.

(7)Net underlying loss and loss adjustment expense ratio is a key business metric and a non-GAAP measure defined as the ratio of loss and LAE, net, less current year net catastrophe losses and net prior year reserve development divided by net premiums earned plus policy fees. We view this ratio as meaningful to our business as it allows us to analyze our loss trends before the impact of catastrophe losses and prior year reserve development. The most directly comparable GAAP measure is the loss ratio. The net underlying loss and LAE ratio should not be considered a substitute for the loss ratio and does not reflect the overall profitability of our business.
(8)Gross underlying loss and loss adjustment expense ratio is a key business metric and a non-GAAP measure defined as the ratio of net underlying loss and LAE plus ceded non-catastrophe losses divided by total gross premiums earned and policy fees. We view this ratio as meaningful to our business as it allows us to analyze our loss trends before the impact of reinsurance and to evaluate the cost of non-catastrophe losses for every dollar of gross premiums earned. The most directly comparable GAAP measure is the loss ratio. The gross underlying loss and LAE ratio should not be considered a substitute for the loss ratio and does not reflect the overall profitability of our business.
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
The following table shows our policies in-force and in-force premium by product as of June 30, 2026 and June 30, 2025:

	As of June 30,
	2026		2025
($ in thousands)	Policies in-force	In-force premium	Policies in-force	In-force premium
HO-3	308,013	$690,810	257,601	$605,856
HO-4	4,225	1,091	3,793	1,047
HO-5	11,684	14,675	3,080	3,226
HO-6	16,238	27,530	15,264	27,614
MH	5,436	18,222	6,376	21,551
DP-1 (Including vacant)	26,901	63,785	27,380	64,251
DP-3	75,902	187,201	74,848	192,179
Commercial	278	18,632	—	—
Watercraft	4,169	6,042	3,627	4,435
Golf Cart	8,868	1,398	7,169	1,093
Total	461,714	$1,029,386	399,138	$921,252

The following table shows our policies in-force and in-force premiums by county as of June 30, 2026 and June 30, 2025:

	As of June 30,
($ in thousands)	2026		2025
County	Policies in-force	In-force premium	Policies in-force	In-force premium
POLK	29,613	$51,163	25,033	$46,055
ORANGE	27,787	60,747	25,622	56,616
LEE	24,776	64,650	26,201	71,174
DUVAL	24,660	39,383	22,275	37,717
HILLSBOROUGH	21,617	51,898	20,664	49,795
OSCEOLA	21,937	43,196	18,902	39,764
PASCO	21,193	44,315	19,028	38,674
PALM BEACH	21,007	88,326	19,199	76,617
MARION	18,471	24,957	16,063	23,864
BREVARD	15,107	38,230	13,878	34,395
VOLUSIA	14,855	29,997	13,087	27,623
OTHERS	220,691	492,524	179,186	418,958
Total	461,714	$1,029,386	399,138	$921,252
Policies in-force were 461,714 as of June 30, 2026, an increase of 15.7% compared to policies in-force of 399,138 as of
June 30, 2025, and an increase of 5.6% compared to policies in-force of 437,308 as of March 31, 2026. The increase in our policies in-force was primarily due to new policies written through the Voluntary Market and the 2025 Citizens take-outs.
During the three months ended June 30, 2026, we wrote 42,863 policies in the Voluntary Market, which was an increase of
15,077 compared to 27,786 new policies written in the Voluntary Market during the three months ended June 30, 2025. We experienced policy retention rates of 84.4% during the second quarter of 2026, up from 81.5% during the second quarter of
2025 and up from 83.6% during the first quarter of 2026.
The following table shows our policies in-force and in-force premium by source:

($ in thousands)	Policies In-Force	In-Force Premium
As of June 30, 2026
Voluntary Market	373,260	$753,446
Citizens Legacy Take-Outs(1)	5,096	20,894
Citizens Take-Outs(2)(3)(4)(5)	76,988	232,262
FY 2025 Citizens Take-Outs(4)(6)	5,740	20,352
FY 2026 Citizens Take-Outs(5)(6)	630	2,432
Total	461,714	$1,029,386
(1)Reflects policies assumed from Citizens in or prior to 2014 that have since been renewed directly with the Company.
The Company did not conduct any take-outs in the years 2015 through 2023.
(2)Reflects policies assumed from Citizens in 2024 and 2025 that have since renewed directly with the Company.
(3)There were 68,844 policies assumed from Citizens during 2024; and 53,831 policies, or 78.2%, were still in-force as of
June 30, 2026.
(4)There were 33,861 policies assumed from Citizens during 2025; and 28,887 policies, or 85.3%, were still in-force as of
June 30, 2026.
(5)There were 665 policies assumed from Citizens during the six months ended June 30, 2026; and 641 policies, or
96.4%, were still in-force as of June 30, 2026.
(6)Reflects policies assumed from Citizens during the stated calendar year that have less than a year remaining under their current Citizens policy and will be offered a renewal policy with the Company upon expiration.

Three Months Ended June 30, 2026 Compared to the Three Months Ended June 30, 2025
Revenues
Gross premiums written increased by $39.6 million, or 13.8%, to $326.6 million for the three months ended June 30, 2026, compared to $287.0 million for the three months ended June 30, 2025. The increase was primarily driven by growth in our
Voluntary Market writings.
Gross premiums earned increased to $242.3 million for the three months ended June 30, 2026, from $223.7 million for the three months ended June 30, 2025. The $18.6 million, or 8.3%, increase was due largely to our increase in gross premiums written.
Ceded premiums earned decreased $20.0 million, or 12.7%, to $137.6 million for the three months ended June 30, 2026, from $157.6 million for the three months ended June 30, 2025. The decrease in ceded premiums earned was primarily due to the reduction in our non-catastrophe quota share reinsurance arrangement.
Net premiums earned grew by $38.5 million, or 58.2%, reaching $104.7 million for the three months ended June 30, 2026, up from $66.2 million for the three months ended June 30, 2025. This increase was due largely to the increase in gross premiums earned and the decrease in ceded premiums earned.
Policy fees increased $0.7 million, or 25.1%, to $3.7 million for the three months ended June 30, 2026, from $3.0 million for the three months ended June 30, 2025. The increase in policies written during the three months ended June 30, 2026 contributed to the increase in policy fees.
Net investment income increased $1.4 million, or 30.8%, to $6.2 million for the three months ended June 30, 2026 from
$4.8 million for the three months ended June 30, 2025. The increase in net investment income was due to an increase in invested assets driven by the increased in-force premiums and the proceeds from our IPO.
Sales of available-for-sale securities resulted in net realized investment loss of $2,431 for the three months ended June 30,
2026 and net realized investment gains of $0.5 million for the three months ended June 30, 2025.
Other income was $0.5 million for the three months ended June 30, 2026, an increase of $0.4 million from $0.1 million for the three months ended June 30, 2025.
Expenses
Losses and LAE increased $12.0 million, or 56.5%, to $33.2 million for the three months ended June 30, 2026 from $21.2 million for the three months ended June 30, 2025. The increase in losses and LAE was primarily driven by higher net premiums earned and the reduction of our non-catastrophe quota share reinsurance arrangement from 40% to 25% on
January 1, 2026.
Policy acquisition expenses increased $11.1 million, or 177.2%, to $17.4 million for the three months ended June 30, 2026 from $6.3 million for the three months ended June 30, 2025. The increase was primarily driven by the increase in policies written during the three months ended June 30, 2026, less ceding commission due to the reduction in our non-catastrophe quota share reinsurance arrangement from 40% to 25% on January 1, 2026, and the second quarter of 2025 being heavily impacted by the benefits of Citizens take-outs, which carry immaterial upfront policy acquisition expenses.
General and administrative expenses decreased $4.7 million, or 20.7%, to $18.2 million for the three months ended June
30, 2026 from $22.9 million for the three months ended June 30, 2025. The decrease was primarily driven by the absence of one-time IPO related expenses incurred during the three months ended June 30, 2025.
Income tax (benefit) expense was $12.3 million and $(3.4) million for the three months ended June 30, 2026 and 2025, respectively. Our effective tax rate for the three months ended June 30, 2026 and 2025 was 26.4% and (14.1)%, respectively. The increase in the effective tax rate was primarily due to the absence of discrete tax benefits recognized in the prior year period incurred in connection with the IPO. For the three months ended June 30, 2026, our effective tax rate differed from the U.S. federal statutory rate of 21% primarily due to state income taxes.

Key Business Metrics and Ratios
Loss ratio
Loss ratio is the ratio of losses and LAE to net premiums earned plus policy fees. We add policy fees to net premiums earned when calculating our loss and expense ratios to include the total revenue produced by a policy, given they are earned when a policy is written. Our loss ratio remained unchanged at 30.6% for the three months ended June 30, 2026 and
2025. The loss ratio reflects the impact of the Citizens take-out windfall on net premiums earned for the three months ended June 30, 2025 and no prior year reserve development for the three months ended June 30, 2026.
Expense ratio
Expense ratio is the ratio of policy acquisition expenses and general and administrative expenses to net premiums earned plus policy fees. Our expense ratio decreased by 9.5 percentage points to 32.8% for the three months ended June 30, 2026 compared to 42.3% for the three months ended June 30, 2025, driven by the absence of one-time IPO related expenses incurred during the three months ended June 30, 2025 and partially offset by the absence of Citizens take-out windfalls in the second quarter of 2026 compared to the second quarter of 2025.
Combined ratio
Combined ratio is the sum of the loss ratio and the expense ratio. We utilize combined ratio to assess our underwriting performance. A combined ratio below 100% indicates an underwriting profit, while a combined ratio exceeding 100%
indicates an underwriting loss. Our combined ratio decreased to 63.4% for the three months ended June 30, 2026 from
72.9% for the three months ended June 30, 2025 due to the decrease in our expense ratio.
Return on equity
Return on equity is defined as net income, divided by the average beginning and ending shareholders’ equity during the applicable period. This metric is annualized for interim periods by multiplying by the applicable ratio in order to present return on equity consistently. Our return on equity decreased to 38.7% for the three months ended June 30, 2026 from
45.1% for the three months ended June 30, 2025. The decrease in return on equity was primarily due to the increase in average shareholders’ equity following the IPO, which resulted in a larger equity base compared to the prior period.
Six Months Ended June 30, 2026 Compared to the Six Months Ended June 30, 2025
Revenues
Gross premiums written increased by $47.5 million, or 9.5%, to $546.6 million for the six months ended June 30, 2026, compared to $499.1 million for the six months ended June 30, 2025. The increase was primarily driven by growth in our
Voluntary Market writings.
Gross premiums earned increased to $473.0 million for the six months ended June 30, 2026, from $433.9 million for the six months ended June 30, 2025. The $39.1 million, or 9.0%, increase was due largely to our increase in gross premiums written.
Ceded premiums earned decreased $16.2 million, or 5.4%, to $286.1 million for the six months ended June 30, 2026, from
$302.3 million for the six months ended June 30, 2025. The decrease in ceded premiums earned was primarily due to the reduction in our non-catastrophe quota share reinsurance arrangement.
Net premiums earned grew by $55.3 million, or 42.1%, reaching $186.9 million for the six months ended June 30, 2026, up from $131.6 million for the six months ended June 30, 2025. This increase was due largely to the increase in gross premiums earned and the decrease in ceded premiums earned.
Policy fees increased $1.3 million, or 24.9%, to $6.5 million for the six months ended June 30, 2026 from $5.2 million for the six months ended June 30, 2025. The increase in policies written during the six months ended June 30, 2026 contributed to the increase in policy fees.
Net investment income increased $3.0 million, or 34.0%, to $11.9 million for the six months ended June 30, 2026 from
$8.9 million for the six months ended June 30, 2025. The increase in net investment income was due to an increase in invested assets driven by the increased in-force premiums and the proceeds from our IPO.

Sales of available-for-sale securities resulted in net realized investment gains of $50,704 for the six months ended June 30,
2026 and net realized investment gains of $0.5 million for the six months ended June 30, 2025.
Other income was $0.8 million for the six months ended June 30, 2026, an increase of $0.5 million from $0.3 million for the six months ended June 30, 2025.
Expenses
Losses and LAE increased $22.8 million, or 54.3%, to $64.9 million for the six months ended June 30, 2026 from $42.1 million for the six months ended June 30, 2025. The increase in losses and LAE was primarily driven by higher net premiums earned and a reduction of our non-catastrophe quota share reinsurance arrangement from 40% to 25% on
January 1, 2026.
Policy acquisition expenses increased $24.0 million, or 255.7%, to $33.4 million for the six months ended June 30, 2026 from $9.4 million for the six months ended June 30, 2025. The increase was primarily driven by the increase in policies written during the six months ended June 30, 2026, the windfall from Citizens take-outs during the six months ended June
30, 2025, and less ceding commission due to the reduction in our non-catastrophe quota share reinsurance arrangement from 40% to 25% on January 1, 2026.
General and administrative expenses increased $6.3 million, or 22.2%, to $34.2 million for the six months ended June 30,
2026 from $27.9 million for the six months ended June 30, 2025. The increase was primarily driven by lower ceding commissions associated with a reduction in our non-catastrophe quota share reinsurance arrangement from 40% to 25% on
January 1, 2026, partially offset by the absence of one-time IPO related expenses incurred during the six months ended
June 30, 2025.
Income tax expense was $19.6 million and $1.4 million for the six months ended June 30, 2026 and 2025, respectively. Our effective tax rate for the six months ended June 30, 2026 and 2025 was 26.6% and 2.1%, respectively. The increase in the effective tax rate was primarily due to the absence of discrete tax benefits recognized in the prior year period, as the 2025 period included a $24 million pretax income adjustment related to non-taxable entities that resulted in $5.0 million of discrete tax benefits. For the six months ended June 30, 2026, our effective tax rate differed from the U.S. federal statutory rate of 21% primarily due to state income taxes.
Key Business Metrics and Ratios
Loss ratio
Our loss ratio increased by 2.8 percentage points for the six months ended June 30, 2026, to 33.6%, compared to 30.8% for the six months ended June 30, 2025. The increase in the loss ratio reflects primarily the impact of the Citizens take-out windfall on net premiums earned for the six months ended June 30, 2025.
Expense ratio
Our expense ratio increased by 7.6 percentage points to 34.9% for the six months ended June 30, 2026 compared to 27.3%
for the six months ended June 30, 2025, driven by the increase in policies written during the six months ended June 30,
2026, the Citizens take-out windfall for the six months ended June 30, 2025, and less ceding commission due to the reduction in our non-catastrophe quota share reinsurance arrangement from 40% to 25% on January 1, 2026.
Combined ratio
Our combined ratio increased to 68.5% for the six months ended June 30, 2026 from 58.1% for the six months ended June
30, 2025 due to the increases in our expense ratio and loss ratio.
Return on equity
Our return on equity decreased to 30.6% for the six months ended June 30, 2026 from 56.5% for the six months ended June
30, 2025. The decrease in return on equity was primarily due to the increase in average shareholders’ equity following the
IPO, which resulted in a larger equity base compared to the prior period and the lack of Citizens take-out windfalls.

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
We monitor the following key business metrics and non-GAAP financial measures that assist us in evaluating our business, measuring our performance, identifying trends and making strategic decisions. As such, we have presented the following non-GAAP measures, their most directly comparable GAAP measure, and key business metrics:

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
Underwriting income increased by $20.9 million, or 111.7%, to $39.7 million for the three months ended June 30, 2026 from $18.7 million for the three months ended June 30, 2025. The increase was primarily driven by growth in the
Voluntary Market reflecting higher earned premiums from new and renewal policies, the reduction in our non-catastrophe quota share reinsurance arrangement and the absence of meaningful one-time IPO related expenses that were incurred in the second quarter of 2025. For the six months ended June 30, 2026, underwriting income increased by $3.6 million, or
6.2%, to $60.9 million from $57.4 million for the six months ended June 30, 2025. The increase was primarily driven by higher earned premium from growth in the Voluntary Market, partially offset by a lack of Citizens take-out windfall.

Underwriting income for the three and six months ended June 30, 2026 and 2025 reconciles to income before taxes as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025
Income before taxes	$46,424	$24,097	$73,679	$67,006
Less:
Net investment income	6,250	4,780	11,902	8,883
Net realized gains (losses) on investments	(2)	485	51	501
Other income	516	98	789	259
Underwriting income	$39,660	$18,734	$60,937	$57,363
Adjusted net income and Adjusted earnings per share
Adjusted net income is a non-GAAP financial measure defined as net income excluding net realized gains or losses on investments, stock compensation expense incurred in connection with our IPO, and certain non-recurring or non-cash expenses, including those incurred in connection with our IPO, net of tax. We use adjusted net income as an internal performance measure in the management of our operations because we believe it gives us and users of our financial information useful insight into our results of operations and our underlying business performance excluding the impact of realized gains and losses on the sale of securities, and one-time items, which we do not view as core to the underlying trends in our business. Adjusted net income should not be viewed as a substitute for net income calculated in accordance with GAAP, and other companies may define adjusted net income differently.
For the three months ended June 30, 2026, adjusted net income increased by $3.6 million, or 11.4%, to $34.9 million from
$31.3 million for the three months ended June 30, 2025. The increase was primarily driven by higher earned premium, partially offset by the absence of Citizens take-out windfall for the three months ended June 30, 2025. For the six months ended June 30, 2026, adjusted net income decreased by $14.6 million, or 21.1%, to $54.7 million from $69.4 million for the six months ended June 30, 2025. The decrease was primarily due to the tax benefits and Citizens take-out windfall, for the six months ended June 30, 2025, partially offset by higher earned premium for the six months ended June 30, 2026.
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

Adjusted net income and adjusted earnings per share for the three and six months ended June 30, 2026 and 2025 reconcile to net income and earnings per share, respectively, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands, except per share data)	2026	2025	2026	2025
Net Income	$34,146	$27,494	$54,056	$65,590
Add:
Stock compensation(1)(5)	—	10,433	—	10,433
Termination of MSA(1)	—	3,000	—	3,000
One-time IPO expenses(1)	—	1,654	—	1,654
One-time bonus expenses(1)	—	1,387	—	1,387
Executive transition cost(1)(2)	920	—	920	—
Less:
Net realized gains (losses) on investments	(2)	485	51	501
Change in tax status(3)	—	9,722	—	9,722
Tax effect(4)(5)	194	2,467	183	2,464
Adjusted net income	$34,874	$31,294	$54,742	$69,377
Adjusted income allocated to participating securities	—	—	—	2,190
Numerator:
Adjusted net income available for common shareholders	$34,874	$31,294	$54,742	$67,187
Denominator:
Weighted average common shares outstanding:
Basic	19,586,994	16,962,075	19,583,036	15,152,075
Diluted	19,590,448	16,962,075	19,584,870	15,152,075
Earnings per share:
Basic	$1.74	$1.62	$2.76	$4.18
Diluted	$1.74	$1.62	$2.76	$4.18
Adjusted earnings per share:
Basic	$1.78	$1.84	$2.80	$4.43
Diluted	$1.78	$1.84	$2.80	$4.43
(1)Material non-recurring items that we do not expect to continue in the future and believe are not reflective of our ongoing operations and our performance.
(2)Costs associated with the change in a key executive leadership position.
(3)The change in tax status of the Company from a non-taxable entity to a taxable corporation incurred in connection with the IPO resulted in recognition of a deferred income tax benefit.
(4)We included the tax impact of all adjustments to adjusted net income using the U.S. federal statutory corporate tax rate of 21%.
While the Company’s actual effective tax rates for the three months ended June 30, 2026 and 2025 were 26.4% and (14.1)%, respectively, and for the six months ended June 30, 2026 and 2025 were 26.6% and 2.1%, respectively, the use of the statutory rate provides a consistent and simplified approach for comparability. This approach is applied uniformly, including to items that may be partially or fully nondeductible for tax purposes. The tax effect row is presented exclusive of the change in tax status impact.
(5)Stock-based compensation expense recognized of $10,433 for the three and six months ended June 30, 2025, approximately $4,241 was nondeductible for U.S. federal income tax purposes.
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
Adjusted return on equity decreased by 11.7 percentage points to 39.6% for the three months ended June 30, 2026 from
51.3% for the three months ended June 30, 2025. Adjusted return on equity decreased by 28.8 percentage points, to 31.0%
for the six months ended June 30, 2026 from 59.8% for the six months ended June 30, 2025. The decrease in adjusted return on equity was primarily due to the increase in average shareholders’ equity following the IPO, which resulted in a larger equity base compared to the prior period and the absence of Citizens take-out windfall.
Adjusted return on equity for the three and six months ended June 30, 2026 and 2025 reconciles to return on equity as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025
Net income	$34,146	$27,494	$54,056	$65,590
Average beginning and ending shareholders’ equity(1)	352,501	243,966	353,270	232,133
Return on equity	38.7%	45.1%	30.6%	56.5%
Adjusted net income (after tax)	$34,874	$31,294	$54,742	$69,377
Average shareholders’ equity	352,501	243,966	353,270	232,133
Adjusted return on equity(2)	39.6%	51.3%	31.0%	59.8%
(1)Average beginning and ending shareholders’ equity represents the average of shareholders’ equity at the beginning and end of the period presented.
(2)Adjusted return on equity is the adjusted net income (after tax) divided by the average beginning and ending shareholders’ equity.
Net underlying loss and loss adjustment expense ratio
Net underlying loss and loss adjustment expense ratio is a non-GAAP measure. We calculate the net underlying loss and loss adjustment expense ratio by subtracting current year net catastrophe losses and prior year net reserve development from total net losses and LAE and dividing that amount by the sum of total net premiums earned plus policy fees. We use the net underlying loss and LAE ratio to allow us to analyze our loss trends before the impact of catastrophe losses and prior year reserve development. These two items can have a significant impact on our loss trends in a given period. We believe it is useful for investors to evaluate these components both separately and in the aggregate when reviewing our performance. The most directly comparable GAAP measure is the net loss and LAE ratio. The net underlying loss and LAE ratio should not be considered a substitute for the net loss and LAE ratio and does not reflect the overall profitability of our business.
We experienced no net prior year reserve development for the three months ended June 30, 2026 and favorable net prior year development of $1.7 million for the three months ended June 30, 2025. We experienced no catastrophe losses for the three months ended June 30, 2026 and for the three months ended June 30, 2025.
The net underlying loss and loss adjustment expense ratio decreased to 30.6% for the three months ended June 30, 2026 from 33.1% for the three months ended June 30, 2025. The decrease was primarily due to growth in net earned premium, driven by reduced ceded earned premium, outpacing the increase in underlying losses. The prior period benefited from favorable prior year development of $1.7 million recognized during the three months ended June 30, 2025.
We experienced no net prior year reserve development for the six months ended June 30, 2026 and favorable prior year development of $1.1 million for the six months ended June 30, 2025.
The net underlying loss and loss adjustment expense ratio increased to 33.6% for the six months ended June 30, 2026 from
31.6% for the six months ended June 30, 2025, primarily due to higher net losses reflecting increased retention due to the reduction in our non-catastrophe quota share reinsurance arrangement, partially offset by growth in net premiums earned.

The following table summarizes the loss and LAE ratios and the net underlying loss and LAE ratios for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025
Total Net Premiums Earned	$104,696	$66,169	$186,904	$131,571
Plus: Policy Fees	3,711	2,967	6,456	5,171
Total Net Premiums Earned Plus Policy Fees	108,407	69,136	193,360	136,742
Losses and Loss Adjustment Expenses, Net	$33,151	$21,189	$64,876	$42,051
Loss and Loss Adjustment Expense Ratio (% Net Premiums Earned Plus Policy Fees)	30.6%	30.6%	33.6%	30.8%
Less:
Current Year Net Catastrophe Losses	—	—	—	—
Prior Year Net Reserve Development	—	(1,695)	—	(1,117)
Underlying Loss and Loss Adjustment Expenses, Net	$33,151	$22,884	$64,876	$43,168
Net Underlying Loss and Loss Adjustment Expense Ratio (% Net Premiums Earned Plus Policy Fees)	30.6%	33.1%	33.6%	31.6%
Gross underlying loss and loss adjustment expense ratio
Gross underlying loss and loss adjustment expense ratio is a non-GAAP measure. We calculate the gross underlying loss and LAE ratio by adding net underlying loss and LAE and ceded non-catastrophe losses and dividing that amount by the sum of total gross premiums earned and policy fees. We use the gross underlying loss and LAE ratio to analyze our loss trends before the impact of reinsurance.
We believe it is useful for investors to evaluate the cost of non-catastrophe losses for every dollar of gross premiums earned. The most comparable GAAP measure is the net loss and LAE ratio. The gross underlying loss and LAE ratio should not be considered a substitute for net loss and LAE ratio and does not reflect the overall profitability of our business.
The following table summarizes the gross underlying loss and LAE ratios for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025
Total Gross Premiums Earned	$242,251	$223,740	$473,023	$433,896
Plus: Policy Fees	3,711	2,967	6,456	5,171
Total Gross Premiums Earned Plus Policy Fees	245,962	226,707	479,479	439,067
Losses and Loss Adjustment Expenses, Net	33,151	21,189	64,876	42,051
Less:
Current Year Net Catastrophe Losses	—	—	—	—
Prior Year Net Reserve Development	—	(1,695)	—	(1,117)
Underlying Loss and Loss Adjustment Expenses, Net	$33,151	$22,884	$64,876	$43,168
Add:
Ceded Non-Catastrophe Loss and Loss Adjustment Expense	11,443	12,356	24,205	26,376
Gross Underlying Loss and Loss Adjustment Expenses	$44,594	$35,240	$89,081	$69,544
Loss and Loss Adjustment Expense Ratio (% Net Premiums Earned Plus Policy Fees)	30.6%	30.6%	33.6%	30.8%
Gross Underlying Loss and Loss Adjustment Expense Ratio (% Gross Premiums Earned Plus Policy Fees)	18.1%	15.5%	18.6%	15.8%
Ceded catastrophe excess of loss premiums ratio
Ceded catastrophe excess of loss premiums ratio is a non-GAAP measure and is defined as ceded catastrophe excess of loss premiums earned divided by gross premiums earned. We believe it is useful for investors to evaluate ceded catastrophe excess of loss premiums ratio as it provides a proxy for our cost of catastrophe reinsurance. The most directly comparable
GAAP measure is the ratio of ceded premiums earned to gross premiums earned. The ceded catastrophe excess of loss premiums ratio should not be considered a substitute for ceded premiums earned and does not reflect the overall profitability of our business.
Ceded catastrophe excess of loss premiums ratio decreased 2.8 percentage points, to 39.4% for the three months ended
June 30, 2026 from 42.2% for the three months ended June 30, 2025. This decrease was primarily driven by growth in our gross premiums earned, which increased at a higher rate than ceded catastrophe excess of loss premium as well as some end of treaty period adjustments on May 31, 2026.
Ceded catastrophe excess of loss premiums ratio increased 1.1 percentage points, to 42.9% for the six months ended June
30, 2026 from 41.8% for the six months ended June 30, 2025. This increase was primarily a result of the six months ended
June 30, 2025 having higher ceded premiums earned relative to gross premiums earned due to the windfall from Citizens take-outs compared to the six months ended June 30, 2026 where this benefit was less pronounced.
The calculation of our ceded excess of loss premiums ratio for the three and six months ended June 30, 2026 and 2025 is shown in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025
Gross Premiums Earned	$242,251	$223,740	$473,023	$433,896
Total Ceded Premiums Earned	(137,555)	(157,571)	(286,119)	(302,325)
Less: NCQSR and other ancillary reinsurance treaties	(42,178)	(63,212)	(83,130)	(120,943)
Ceded Catastrophe Excess of Loss Premiums Earned	$(95,377)	$(94,359)	$(202,989)	$(181,382)
Ceded Catastrophe Excess of Loss Premiums Ratio	39.4%	42.2%	42.9%	41.8%
Liquidity and Capital Resources
Liquidity is a measure of a company’s ability to generate cash flows sufficient to meet the short-term and long-term cash requirements of its business operations. Funds generated from operations have been sufficient to meet our current and long-
term liquidity requirements.
The liquidity of the Company, comprised of cash, cash equivalents and our liquid fixed income portfolios, fluctuates from time to time. As of June 30, 2026, our liquidity totaled $688.2 million. A portion of that liquidity is not held at AIIC. The total cash and cash equivalents not held at the insurance subsidiary was $136.5 million as of June 30, 2026. Our liquidity framework is designed to support operational flexibility, ensuring we can fund claims obligations, capital expenditures, and growth initiatives without reliance on external financing. In the event of a large loss event, we may utilize proceeds from our investment portfolios as a source of liquidity to service claims.
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

The principal source of liquidity at the Company is from its subsidiaries, including fees paid by the insurance subsidiary,
AIIC, and dividends paid by other subsidiaries generated from, among other things, income earned on policy fees and fees paid by AIIC to American Integrity MGA, LLC for general agency, inspections, agent commissions, general operating expenses and claims adjusting services.
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
As discussed in Note 10 – “Regulatory Requirements and Restrictions” in the notes to our condensed consolidated financial statements, there are limitations on the dividends a subsidiary may pay to its immediate parent company.
The maximum amount of dividends that can be paid by Florida insurance companies without prior approval of the Florida
Office of Insurance Regulation is subject to restrictions as referenced below and in Note 10 – “Regulatory Requirements and Restrictions” in the notes to our condensed consolidated financial statements. Dividends from AIIC can only be paid from accumulated unassigned funds derived from net operating profits and net realized capital gains. Subject to such accumulated unassigned funds, the maximum dividend that may be paid by AIIC to the Company without prior approval is further limited to the lesser of statutory net income from operations of the preceding calendar year or statutory unassigned surplus as of the preceding year end. As of June 30, 2026, AIIC has not declared dividends.
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

Our cash flows for the six months ended June 30, 2026 and 2025 were:

	Six Months Ended June 30,
($ in thousands)	2026	2025
Cash and cash equivalents (net) provided by: Operating activities	$129,843	$95,481
Cash and cash equivalents (net) used in: Investing activities	(9,793)	(59,869)
Cash and cash equivalents (net) provided by (used in): Financing activities	(20,297)	61,939
Net increase in cash and cash equivalents	$99,753	$97,551
Cash provided by operating activities was $129.8 million for the six months ended June 30, 2026 compared to $95.5 million provided by operating activities for the six months ended June 30, 2025. The increase in cash provided by operating activities resulted from lower cash outflows related to reinsurance activity and loss payments.
Cash used in investing activities was $(9.8) million for the six months ended June 30, 2026 compared to $(59.9) million used in investing activities for the six months ended June 30, 2025. The decrease in net cash used in investing activities was primarily attributable to significantly lower purchases of fixed income securities, partially offset by proceeds of fixed income securities and short-term investments during the period.
Net cash used in financing activities was $(20.3) million for the six months ended June 30, 2026 compared to $61.9 million provided by financing activities for the six months ended June 30, 2025. Net cash used in financing activities in the current year period was primarily attributable to the special cash dividend paid to stockholders during the period. Net cash provided by financing activities in the prior-year period was primarily driven by the net proceeds from our IPO, partially offset by distributions to members made prior to the completion of the IPO.
Capitalization
Capital resources provide protection for policyholders, furnish the financial strength to support the business of underwriting insurance risks and facilitate continued business growth. The following table provides our shareholders’
equity, total long-term debt, total capital resources, debt-to-total capital ratio and debt-to-equity ratio as of June 30, 2026, and December 31, 2025.

($ in thousands)	June 30, 2026	December 31, 2025
Shareholders’ equity	$369,519	$337,022
Long-term debt	412	618
Total capital resources	369,931	337,640
Debt-to-total capital ratio	0.1%	0.2%
Debt-to-equity ratio	0.1%	0.2%
The debt-to-total capital ratio is calculated as total long-term debt divided by total capital resources, whereas the debt-to-
equity ratio is calculated as total long-term debt divided by shareholders’ equity. These ratios help management measure the amount of financing leverage in place in relation to equity and future leverage capacity.
Critical Accounting Estimates
In order to align with GAAP, preparing financial statements requires us to forecast future events through estimates and assumptions. These projections, along with their underlying assumptions, significantly impact the reported values of assets and liabilities, the disclosure of potential assets and liabilities, and the recorded figures for revenues and expenses. Among the accounting estimates, the accounting estimates discussed below are those that demand judgment, where different decisions could lead to substantial alterations in the reported outcomes. For a detailed discussion of our accounting policies, see our notes to the condensed consolidated financial statements. Our current critical accounting policies and estimates are:
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
These amounts fell within the range of total reserves provided by our independent actuary. As of June 30, 2026, we recorded $12.1 million in case reserves and an additional $242.1 million for IBNR reserves, totaling $254.2 million in reserves, with an added $247.9 million attributable to reinsurance claims payable.
For further detail, see Note 8 – “Liability for Unpaid Losses and Loss Adjustment Expenses” in our notes to the condensed consolidated financial statements.
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
The amount of ceding commissions ultimately received by the Company is contingent upon the amount of premium written and earned and the commission rate is adjusted on a sliding scale based upon loss ratios of the ceded premium.
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
We estimate the fair value of our investments using the closing prices on the last business day of the reporting period, obtained from active markets using independent pricing sources. For securities for which quoted prices in active markets are unavailable, we use observable inputs such as quoted prices in inactive markets, quoted prices in active markets for similar instruments, benchmark interest rates, broker quotes and other relevant inputs. Our estimates of fair value reflect the interest rate environment that existed as of the close of business on June 30, 2026 and December 31, 2025. Changes in interest rates subsequent to June 30, 2026 may affect the fair value of our investments.
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
See Note 2 – “Significant Accounting Policies” in our notes to the condensed consolidated financial statements.
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
As of June 30, 2026, and December 31, 2025, our investment portfolios contained fixed-maturity securities. These securities are not intended for trading or speculative purposes. Our primary aim is to maximize after-tax investment income while ensuring sufficient liquidity to fulfill policyholder obligations. Additionally, we strive to minimize market risk, which encompasses potential economic losses resulting from adverse fluctuations in securities’ prices.
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
The effective weighted average duration of our fixed income portfolio at AIIC was 1.3 years and 2.37 years at June 30,
2026 and 2025, respectively, and 2.09 years at December 31, 2025. As of June 30, 2026, the estimated weighted-average credit quality rating of the fixed income portfolio was AA. As of July 22, 2026, following the movement of $150 million of cash into AIIC’s fixed income portfolio managed by Goldman Sachs, the average duration of the portfolio was 2.0 years with an estimated weighted-average credit quality of the fixed income portfolio of AA-.
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

As required by Exchange Act Rule 13a-15(b) or Rule 15d-15(b), as of the end of the period covered by this Quarterly
Report, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we
evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2026, our disclosure controls and procedures were effective.
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
There were no sales of unregistered securities during the quarter ended June 30, 2026 that were not previously reported on a Current Report on Form 8-K.
Use of Proceeds
On May 9, 2025, we completed our IPO, and all shares of Common Stock sold were registered pursuant to a registration statement on Form S-1 (File No. 333-286524), as amended, declared effective by the SEC on May 7, 2025. We received net proceeds of $82 million, after (i) deducting underwriting discounts and commissions totaling $7.0 million as well as
$4.2 million of other expenses related to the offering, (ii) using approximately $3.8 million of the proceeds from the offering to satisfy tax withholding and remittance obligations related to the Restricted Stock Grant Net Settlement and (iii)
using $3.0 million of the proceeds of the offering to terminate the management services agreement by and between James
Sowell Company, L.P. and AIIG. Pending their further use, the net proceeds from our IPO have been invested in investment grade instruments, and there has been no material change in the expected use of the net proceeds from our IPO as described in our prospectus dated May 7, 2025 filed with the SEC pursuant to Rule 424(b) under the Securities Act of
1933, as amended, on May 8, 2025.
Issuer Purchases of Equity Securities
6,151 shares of Common Stock were repurchased during the period by the Company from employees in satisfaction of certain tax withholding obligations associated with the vesting of RSUs during the period. The Plan allows the Company to withhold the number of shares of Common Stock having the fair value equal to the tax withholding due.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
This item is not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Arrangements
During the quarter ended June 30, 2026, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the
Company adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408(a) of Regulation S-K),

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

AMERICAN INTEGRITY INSURANCE GROUP, INC.

Date: August 13, 2026	By:	/s/ Robert Ritchie
Robert Ritchie
Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2026	By:	/s/ Brian Foley
Brian Foley
Chief Financial Officer
(Principal Financial Officer)