Form 10-Q
period 2026-09-30
American Integrity Insurance Group, Inc.
filed 2026-11-12
CIK 2007587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new
or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.            ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 12, 2026, there were 19,595,167 shares of common stock, par value of $0.001 per share, outstanding.

i

American Integrity Insurance Group, Inc.

PART I
Explanatory Note		ii
Special Note Regarding Forward-Looking Statements		iii
	PART I – FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements (Unaudited)	1
	Condensed Consolidated Balance Sheets as of September 30, 2026 (Unaudited) and December 31, 2025	1
	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2026 and September 30, 2025	2
	Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three and nine months ended September 30, 2026 and September 30, 2025	3
	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 and September 30, 2025	5
	Notes to the Unaudited Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	50
Item 4.	Controls and Procedures	50
PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	52
Item 1A.	Risk Factors	52
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	52
Item 3.	Defaults Upon Senior Securities	52
Item 4.	Mine Safety Disclosures	52
Item 5.	Other Information	52
Item 6.	Exhibits	53
Signatures		54

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
•the dependence of our financial results on the regulatory, legal, economic and weather conditions in Florida due to the fact that we conduct the vast majority of our business in Florida;
•changing climate conditions may increase the severity and frequency of catastrophic events and severe weather conditions;
•the severity and frequency of catastrophe events, which are unpredictable;
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

PART I – FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (unaudited)
American Integrity Insurance Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	September 30, 2026	December 31, 2025
	(unaudited)
Assets
Fixed maturities, available-for-sale, at fair value (amortized cost of $468,042 and $327,910, respectively)	$457,660	$330,489
Short-term investments (amortized cost of $72,055 and $18,121, respectively)	72,028	18,121
Total investments	529,688	348,610
Cash and cash equivalents	247,354	203,902
Restricted cash and cash equivalents	25,494	40,217
Premiums receivable, net	56,042	45,031
Accrued investment income	4,566	3,458
Prepaid reinsurance premiums	414,559	275,093
Income taxes recoverable	1,218	—
Reinsurance recoverable, net	264,703	269,056
Deferred policy acquisition costs, net	14,311	5,127
Property and equipment, net	8,745	5,718
Right-of-use assets – operating leases	38,471	449
Deferred income tax asset, net	9,128	8,636
Other assets	9,403	24,904
Total assets	$1,623,682	$1,230,201
Liabilities and shareholders’ equity
Liabilities:
Unpaid losses and loss adjustment expenses	$273,038	$266,591
Income tax payable	—	2,680
Unearned premiums	593,416	481,557
Reinsurance payable	266,695	96,555
Advance premiums	19,855	11,752
Long-term debt	—	618
Lease liabilities – operating leases	33,483	458
Other liabilities and accrued expenses	46,037	32,968
Total liabilities	$1,232,524	$893,179
Shareholders’ equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, 19,595,167 shares issued and outstanding at September 30, 2026 and 19,579,009 shares issued and outstanding at December 31, 2025	$20	$20
Additional paid-in capital	107,302	105,896
Accumulated other comprehensive income (loss), net of taxes	(7,781)	1,928
Retained earnings	291,617	229,178
Total shareholders’ equity	$391,158	$337,022
Total liabilities and shareholders’ equity	$1,623,682	$1,230,201
See accompanying notes to unaudited condensed consolidated financial statements.

American Integrity Insurance Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)
(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Gross premiums written	$293,299	$239,100	$839,895	$738,245
Change in gross unearned premiums	(38,286)	(17,151)	(111,859)	(82,401)
Gross premiums earned	255,013	221,949	728,036	655,844
Ceded premiums earned	(153,852)	(169,950)	(439,971)	(472,275)
Net premiums earned	101,161	51,999	288,065	183,569
Policy fees	3,535	2,805	9,991	7,976
Net investment income	8,415	6,906	20,317	15,788
Net realized gains on investments	13	41	64	542
Other income	368	275	1,155	536
Total revenues	113,492	62,026	319,592	208,411
Expenses:
Losses and loss adjustment expenses, net	38,267	29,652	103,143	71,702
Policy acquisition expenses	18,043	6,254	51,438	15,642
General and administrative expenses	17,564	7,347	51,716	35,287
Total expenses	73,874	43,253	206,297	122,631
Income before income taxes	39,618	18,773	113,295	85,780
Income tax expense	11,264	5,610	30,885	7,027
Net income	$28,354	$13,163	$82,410	$78,753
Other comprehensive income (loss):
Unrealized holding gains (losses) on available-for-sale securities, net of taxes	(7,351)	774	(9,661)	2,463
Reclassification adjustment for net realized gains (losses), net of taxes	(10)	(32)	(48)	(407)
Total other comprehensive income (loss)	(7,361)	742	(9,709)	2,056
Comprehensive income	$20,993	$13,905	$72,701	$80,809
Earnings per share:(1)
Basic earnings per share	$1.45	$0.67	$4.21	$4.66
Diluted earnings per share	$1.44	$0.67	$4.20	$4.66
Weighted average shares outstanding – Basic	19,593,446	19,572,595	19,586,544	16,446,038
Weighted average shares outstanding – Diluted	19,665,069	19,572,595	19,611,643	16,446,038
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

American Integrity Insurance Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
Three Months Ended September 30, 2026
(In thousands, except share amounts)

	Common Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at June 30, 2026	19,593,427	$20	$106,656	$263,263	$(420)	$369,519
Total other comprehensive income (loss)	—	—	—	—	(7,361)	(7,361)
Net income	—	—	—	28,354	—	28,354
Vesting of restricted stock awards	1,740	—	43	—	—	43
Stock-based compensation on restricted stock units	—	—	603	—	—	603
Balance at September 30, 2026	19,595,167	$20	$107,302	$291,617	$(7,781)	$391,158

	Common Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at June 30, 2025	19,571,965	$20	$105,720	$195,147	$987	$301,874
Total other comprehensive income	—	—	—	—	742	742
Net income	—	—	—	13,163	—	13,163
Vesting of restricted stock awards	4,839	—	101	—	—	101
Balance at September 30, 2025	19,576,804	$20	$105,821	$208,310	$1,729	$315,880
See accompanying notes to unaudited condensed consolidated financial statements.
(1)The distributions were made to members prior to the IPO. See Note 1 — “Nature of Operations and Basis of Presentation” and
Note 11 — “Shareholders’ Equity.”

American Integrity Insurance Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
Nine Months Ended September 30, 2026
(In thousands, except share amounts)

	Common Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2025	19,579,009	$20	$105,896	$229,178	$1,928	$337,022
Common stock dividends ($1.02 per share)	—	—	—	(19,971)	—	(19,971)
Total other comprehensive income (loss)	—	—	—	—	(9,709)	(9,709)
Net income	—	—	—	82,410	—	82,410
Vesting of restricted stock awards	6,684	—	137	—	—	137
Vesting of restricted stock units	15,625	—	43	—	—	43
Tax withholding on vesting of restricted stock units	(6,151)	—	(120)	—	—	(120)
Stock-based compensation on restricted stock units	—	—	1,346	—	—	1,346
Balance at September 30, 2026	19,595,167	$20	$107,302	$291,617	$(7,781)	$391,158

	Common Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2024	12,904,495	$13	$10,274	$152,432	$(327)	$162,392
Distributions to members – tax advances and profit distributions ($1.17 per share)(1)	—	—	—	(22,875)	—	(22,875)
Total other comprehensive income	—	—	—	—	2,056	2,056
Net income	—	—	—	78,753	—	78,753
Vesting of restricted stock awards	656,896	1	10,533	—	—	10,534
Tax withholding on vesting of restricted stock awards	(234,587)	—	(3,753)	—	—	(3,753)
Issuance of common stock in connection with initial public offering, net of underwriting discounts and commissions and other offering costs	6,250,000	6	88,767	—	—	88,773
Balance at September 30, 2025	19,576,804	$20	$105,821	$208,310	$1,729	$315,880
See accompanying notes to unaudited condensed consolidated financial statements.
(1)The distributions were made to members prior to the IPO. See Note 1 — “Nature of Operations and Basis of Presentation” and
Note 11 — “Shareholders’ Equity.”

American Integrity Insurance Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	For the Nine Months Ended September 30,
	2026	2025
Cash flows provided by (used in) operating activities
Net income	$82,410	$78,753
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	1,526	10,533
Amortization and depreciation	1,426	1,545
Deferred income taxes	2,787	(7,777)
Net realized gains	(64)	(542)
Changes in operating assets and liabilities:
Premiums receivable	(11,011)	(2,578)
Accrued investment income	(1,108)	(1,009)
Prepaid reinsurance premiums	(139,466)	(175,788)
Reinsurance recoverable	4,353	90,215
Other assets	9,930	11,174
Unpaid losses and loss adjustment expense	6,447	(112,263)
Unearned premiums	111,859	82,400
Reinsurance payable	170,140	121,220
Advance premiums	8,103	14,251
Income taxes payable (recoverable)	(3,898)	(10,569)
Operating lease payments	(443)	(1,584)
Deferred policy acquisition costs, net unearned ceding commissions	(9,184)	(9,034)
Other liabilities and accrued expenses	13,885	(944)
Net cash provided by operating activities	247,692	88,003
Cash flows provided by (used in) investing activities
Purchases of property and equipment	(4,996)	(5,036)
Proceeds from sales and maturities of fixed maturity securities	70,734	109,475
Purchases of fixed maturity securities	(210,377)	(222,264)
Proceeds from sales and maturities of short-term investments	26,159	—
Purchases of short-term investments	(79,774)	(26,963)
Net cash used in investing activities	(198,254)	(144,788)
Cash flows provided by (used in) financing activities
Proceeds from initial public offering, net of underwriting discounts and commissions	—	93,000
Payments on tax withheld on vesting of restricted stock awards	—	(3,753)
Payments on tax withheld on vesting of restricted stock units	(120)	—
Cash dividends paid	(19,971)	—
Cash distributions to members(1)	—	(22,875)
Repayment of long-term debt	(618)	(308)
Payments of initial public offering costs	—	(4,227)
Net cash provided by (used in) financing activities	(20,709)	61,837
Net increase in cash, cash equivalents and restricted cash and cash equivalents	28,729	5,052
Cash, cash equivalents and restricted cash and cash equivalents at beginning of year	244,119	179,272
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$272,848	$184,324
(1)The distributions were made to members prior to the IPO. See Note 1 — “Nature of Operations and Basis of Presentation” and
Note 11 — “Shareholders’ Equity.”

American Integrity Insurance Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	For the Nine Months Ended September 30,
	2026	2025
Supplemental disclosures of cash flow information
Interest paid	$20	$19
Income taxes paid	$32,394	$26,275
The following table is a reconciliation of cash, cash equivalents, and restricted cash and cash equivalents reported within the Company’s condensed consolidated balance sheets:

	September 30, 2026	December 31, 2025
Cash and cash equivalents	$247,354	$203,902
Restricted cash and cash equivalents	25,494	40,217
Total cash, cash equivalents and restricted cash and cash equivalents shown in the Condensed Consolidated Statements of Cash Flows	$272,848	$244,119
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
On May 7, 2025, the holders of all of the outstanding equity of AIIG contributed all of their equity interests in AIIG to the Company (the “Corporate Contribution”), in exchange for 12,904,495 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), immediately prior to the Company’s initial public offering
(the “IPO”). The Corporate Contribution is further described in the “Initial Public Offering and Corporate
Contribution” section below. The operations of AIIG represent the predecessor to the Company prior to the IPO, and the consolidated and combined entities of the Company are described in more detail below. Information for any periods prior to May 7, 2025 relates to AIIG and its subsidiaries.
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
Basis of Presentation and Principles of Consolidation
The Company has prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). References to the Accounting Standards
Codification (“ASC”) and the Accounting Standards Updates (“ASU”) included hereinafter refer to the Accounting
Standards Codification and Updates issued by the Financial Accounting Standards Board (“FASB”) as the source of the authoritative GAAP. In the opinion of management, all adjustments (consisting of normal recurring adjustments)
necessary for a fair presentation have been included in these condensed consolidated financial statements.
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
On May 9, 2025, the Company completed its IPO of an aggregate of 6,875,000 shares of the Company’s Common
Stock, at a price to the public of $16.00 per share, 6,250,000 of which shares were sold by the Company and
625,000 of which shares were sold by certain selling stockholders. The gross proceeds to the Company from the IPO were $100 million, and gross proceeds to the selling stockholders from the IPO were $10 million, before deducting underwriting discounts and commissions of $7 million. Pending their further use, the proceeds were invested in investment grade instruments. On May 13, 2025, the underwriters completed the exercise of their option to purchase an additional 1,031,250 shares of Common Stock from the selling stockholders, resulting in an additional $16.5 million in gross proceeds to the selling stockholders, before deducting underwriting discounts and commissions. The
Company did not receive any gross proceeds from the sales of shares of Common Stock by the selling stockholders.
In connection with the IPO, the Company issued a net amount of 417,470 shares of restricted stock to certain employees and consultants (the “IPO Restricted Stock Grant”) after giving effect to the withholding of approximately 234,587 shares of Common Stock to satisfy the estimated tax withholding and remittance obligations
(the “Restricted Stock Grant Net Settlement”). The Company incurred a one-time share-based compensation expense of $10.4 million in connection with the IPO Restricted Stock Grant, which was expensed in general and administrative expenses on the condensed consolidated statements of operations and comprehensive income. The
Company also paid $3.8 million for tax withheld on the vesting of restricted stock in connection with the Restricted
Stock Grant Net Settlement. The compensation expense for these awards was recognized in the second quarter of
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
2.           Significant Accounting Policies
Changes to Significant Accounting Policies
There have been no changes to significant accounting policies as reported in the audited consolidated financial statements of the Company for the year ended December 31, 2025. However, during the nine months ended
September 30, 2026, the Company granted performance-based restricted stock units (“PSUs”) for the first time. As a result, the Company accounted for the PSUs in accordance with the accounting policy discussed below.
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
The revision reduced the previously reported unearned ceding commission and increased the reinsurance payable balances. As a result, deferred policy acquisition costs, net of unearned ceding commissions, increased by $18,029 with a corresponding increase in reinsurance payable as of December 31, 2025. The revision increased both total assets and total liabilities by $5,127 as of December 31, 2025. The revision did not have an impact on shareholders’
equity, revenue, expenses, net income, or net cash provided by operating activities.
The Company also revised the previously reported unearned ceding commission and the reinsurance payable balances as of June 30, 2026. As a result, deferred policy acquisition costs, net of unearned ceding commissions, decreased by $10,709 with a corresponding decrease in reinsurance payable as of June 30, 2026. The revision decreased both total assets and total liabilities by $10,709 as of June 30, 2026. The revision did not have an impact on shareholders’ equity, revenue, expenses, net income, or net cash provided by operating activities.
The Company evaluated the errors in accordance with ASC 250, Accounting Changes and Error Corrections, and the SEC’s guidance on assessing materiality, including Staff Accounting Bulletin (“SAB”) No. 99, Materiality, and
SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year
Financial Statements. The Company concluded that the errors were not material to any previously issued annual or interim financial statements. Accordingly, the Company has revised the comparative prior-period financial information presented herein to correct the errors.
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
To establish Catstye, AIIG entered into a master preference shareholder agreement with Artex whereby AIIG purchased 1,000 non-voting redeemable preference shares, par value $1.00 per share, to become the sole shareholder of Catstye. AIIG also contributed additional surplus in order to fully capitalize Catstye.
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
The following table presents, on a consolidated basis, the balance sheet classification and exposure of restricted cash and cash equivalents held in the segregated account, which are used to settle reinsurance obligations of the VIE as of the dates presented. Restricted cash and cash equivalents held in the segregated account are required to be held in a trust account solely for the benefit of the Company and can be used to settle activity under the reinsurance agreement. Any restricted cash or cash equivalents held in the segregated account not actively being used to settle activity under the reinsurance agreement can be paid to the Company by dividend based upon underwriting results

American Integrity Insurance Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data, unless otherwise stated)
of the segregated account or by expiration or termination of the reinsurance agreement. Catstye cannot declare or pay dividends without necessary approvals from the Bermuda Monetary Authority (the “Bermuda Authority”).

	September 30, 2026	December 31, 2025
Restricted cash and cash equivalents	$24,632	$39,364
Total	$24,632	$39,364
4.           Investments
Available-for-Sale Securities
The amortized cost and estimated fair value of available-for-sale securities were as follows:

	September 30, 2026
	Amortized Cost	Allowance for Credit Loss	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury and government agency securities	$9,228	$—	$—	$(49)	$9,179
Corporate debt securities	256,783	—	3	(4,784)	252,002
Asset-backed securities	202,031	—	56	(5,608)	196,479
Total fixed maturity securities	468,042	—	59	(10,441)	457,660
Short-term investments	72,055	—	1	(28)	72,028
Total available-for-sale investments	$540,097	$—	$60	$(10,469)	$529,688

	December 31, 2025
	Amortized Cost	Allowance for Credit Loss	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury and government agency securities	$30,646	$—	$76	$—	$30,722
Corporate debt securities	205,109	—	1,793	(103)	206,799
Asset-backed securities	92,155	—	826	(13)	92,968
Total fixed maturity securities	327,910	—	2,695	(116)	330,489
Short-term investments	18,121	—	1	(1)	18,121
Total available-for-sale investments	$346,031	$—	$2,696	$(117)	$348,610

American Integrity Insurance Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data, unless otherwise stated)
A summary of the aggregate estimated fair values of available-for-sale securities with unrealized losses segregated by time period in an unrealized loss position is as follows:

	September 30, 2026
	Less than 12 months		12 months or greater		Total
	Estimated Fair Value	Unrealized losses	Estimated Fair Value	Unrealized losses	Estimated Fair Value	Unrealized losses
U.S. Treasury and government agency securities	$9,179	$(49)	$—	$—	$9,179	$(49)
Corporate debt securities	238,122	(4,743)	5,057	(41)	243,179	(4,784)
Asset-backed securities	173,772	(5,608)	—	—	173,772	(5,608)
Short-term investments	27,664	(28)	—	—	27,664	(28)
Total	$448,737	$(10,428)	$5,057	$(41)	$453,794	$(10,469)

	December 31, 2025
	Less than 12 months		12 months or greater		Total
	Estimated Fair Value	Unrealized losses	Estimated Fair Value	Unrealized losses	Estimated Fair Value	Unrealized losses
Corporate debt securities	$134,892	$(19)	$71,907	$(84)	$206,799	$(103)
Asset-backed securities	78,644	(12)	14,324	(1)	92,968	(13)
Short-term investments	18,121	(1)	—	—	18,121	(1)
Total	$231,657	$(32)	$86,231	$(85)	$317,888	$(117)
As of September 30, 2026 and December 31, 2025, there were 235 and 17 available-for-sale fixed-maturity securities, respectively, in an unrealized loss position.
A summary of the amortized cost and estimated fair value of available-for-sale securities as of September 30, 2026, by contractual maturity is as follows. The expected maturities may differ from the contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
Years to maturity
Government and corporate securities:
Due in one year or less	$146,302	$146,099
Due after one year through five years	174,627	170,673
Due after five years through 10 years	15,833	15,214
Due after 10 years	1,304	1,223
Other securities, which provide for periodic payments:
Asset-backed securities	202,031	196,479
Total	$540,097	$529,688

American Integrity Insurance Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data, unless otherwise stated)
The following table presents components of the Company’s net investment income for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Fixed maturities, available-for-sale	$5,151	$3,548	$12,940	$7,818
Short-term investments	563	172	712	172
Cash and cash equivalents	2,914	3,336	7,276	8,297
Gross investment income	8,628	7,056	20,928	16,287
Investment expenses	(213)	(150)	(611)	(499)
Net investment income	$8,415	$6,906	$20,317	$15,788
Proceeds from sales or maturities of fixed maturity available-for-sale securities for the three months ended
September 30, 2026 were $35,696, with $28 and $15 of gross realized gains and losses, respectively. Proceeds from sales of fixed maturity available-for-sale securities for the three months ended September 30, 2025 were $5,989, with $44 and $3 of gross realized gains and losses, respectively. Proceeds from sales or maturities of short-term securities for the three months ended September 30, 2026 were $3,500, with no gross realized gains or losses. There were no proceeds from sales or maturities of short-term securities for the three months ended September 30, 2025.
Proceeds from sales or maturities of fixed maturity available-for-sale securities for the nine months ended
September 30, 2026 were $70,734, with $131 and $62 of gross realized gains and losses, respectively. Proceeds from sales of fixed maturity available-for-sale securities for the nine months ended September 30, 2025 were
$109,475, with $655 and $113 of gross realized gains and losses, respectively. Proceeds from sales or maturities of short-term securities for the nine months ended September 30, 2026 were $26,159, with no gross realized gains and
$5 of gross realized losses. There were no proceeds from sales or maturities of short-term securities for the nine months ended September 30, 2025.
The Company did not record any activity pertaining to the allowance for credit losses as of September 30, 2026 or
December 31, 2025.

American Integrity Insurance Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data, unless otherwise stated)
5.           Fair Value Measurements
The tables below present information about the Company’s financial assets measured at fair value on a recurring basis:

	September 30, 2026
	Total	Level 1	Level 2	Level 3
U.S. Treasury and government agency securities	$9,179	$9,179	$—	$—
Corporate debt securities	252,002	—	252,002	—
Asset-backed securities	196,479	—	196,479	—
Short-term investments	72,028	—	72,028	—
Total	$529,688	$9,179	$520,509	$—

	December 31, 2025
	Total	Level 1	Level 2	Level 3
U.S. Treasury and government agency securities	$30,722	$30,722	$—	$—
Corporate debt securities	206,799	—	206,799	—
Asset-backed securities	92,968	—	92,968	—
Short-term investments	18,121	—	18,121	—
Total	$348,610	$30,722	$317,888	$—
The Company had no assets carried at fair value in the Level 3 category as of September 30, 2026 and December 31,
2025.
The Company classifies U.S. Treasury bonds and government agency securities within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. Corporate debt securities, short-
term investments, and asset-backed securities categorized as Level 2 were valued using a market approach.
Valuations were based upon quoted prices for similar assets in active markets, quoted prices for identical or similar assets in inactive markets, or valuations based on models where the significant inputs are observable (e.g., interest rates, yield curves, prepayment speeds, default rates, loss severities) or can be corroborated by observable market data.
During the three months ended September 30, 2026, the Company had no event or circumstance change that would cause an instrument to be transferred between levels.
The following table summarizes the carrying value and estimated fair value of the Company’s financial instruments not carried at fair value as of the dates presented:

	September 30, 2026		December 31, 2025
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Long-term debt:
Surplus note	$—	$—	$618	$499
The Company’s long-term debt was represented by a surplus note, which was fully repaid during the three months ended September 30, 2026. Fair value was determined by management based on the expected cash flows discounted using the interest rate specified in the surplus note agreement with the Florida State Board of Administration
(“FSBA”). The interest rate was not obtained from an external market source but was defined within the agreement as a rate equivalent to the 10-year Constant Maturity Treasury Rate, adjusted quarterly in accordance with the terms of the agreement. The Company’s use of funds from the surplus note was limited by the terms of the agreement. The

American Integrity Insurance Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data, unless otherwise stated)
Company concluded that the contractual interest rate quoted by the FSBA was appropriate for purposes of establishing the fair value of the surplus note (Level 3).
6.           Property and Equipment
Property and equipment consisted of the following as of:

	September 30, 2026	December 31, 2025
Furniture	$6,359	$1,715
Leasehold improvements	218	218
Computer equipment	4,538	4,186
Vehicle fleet	545	545
Internally developed software	6,178	6,178
Total, at cost	17,838	12,842
Accumulated depreciation and amortization	(9,093)	(7,124)
Property and equipment, net	$8,745	$5,718
Depreciation and amortization expense related to property and equipment was $726 and $218 for the three months ended September 30, 2026 and 2025, respectively, and $1,969 and $625 for the nine months ended September 30,
2026 and 2025, respectively.
7.           Deferred Policy Acquisition Costs, Net of Ceding Commissions
The tables below show the activity regarding deferred policy acquisition costs (“DPAC”) for the three and nine months ended September 30, 2026 and 2025.
For the three months ended September 30, 2026 and 2025, the Company allocated earned ceding commission income of $15,344 and $19,652 to policy acquisition costs, respectively, and $14,937 and $23,085 to general and administrative expenses, respectively. For the nine months ended September 30, 2026 and 2025, the Company allocated earned ceding commission income of $41,457 and $51,522 to policy acquisition costs, respectively, and
$41,655 and $68,999 to general and administrative expenses, respectively.

	Three Months Ended September 30, 2026
	DPAC, excluding unearned ceding commission	Unearned ceding commission	Total
DPAC, beginning of period(1)	$71,903	$(60,198)	$11,705
Policy acquisition costs deferred during the period:
Producer commissions	32,358	—	32,358
Premium taxes	4,924	—	4,924
Other acquisition costs	2,632	—	2,632
Ceding commissions	—	(33,798)	(33,798)
Total policy acquisition costs	39,914	(33,798)	6,116
Amortization	(33,791)	30,281	(3,510)
DPAC, end of period	$78,026	$(63,715)	$14,311
(1)The beginning balance has been revised from the amount previously reported in the Company’s Quarterly Report on Form
10-Q for the six months ended June 30, 2026. See Note 2 — “Significant Accounting Policies” under “Revision of
Previously Issued Financial Statements” for further information.

American Integrity Insurance Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data, unless otherwise stated)

	Three Months Ended September 30, 2025
	DPAC, excluding unearned ceding commission	Unearned ceding commission	Total
DPAC, beginning of period	$56,598	$(83,464)	$(26,866)
Policy acquisition costs deferred during the period:
Producer commissions	25,399	—	25,399
Premium taxes	4,112	—	4,112
Other acquisition costs	2,964	—	2,964
Ceding commissions	—	(45,082)	(45,082)
Total policy acquisition costs	32,475	(45,082)	(12,607)
Amortization	(26,161)	42,737	16,576
DPAC, end of period	$62,912	$(85,809)	$(22,897)

	Nine Months Ended September 30, 2026
	DPAC, excluding unearned ceding commission	Unearned ceding commission	Total
DPAC, beginning of period(1)	$58,810	$(53,683)	$5,127
Policy acquisition costs deferred during the period:
Producer commissions	92,214	—	92,214
Premium taxes	13,444	—	13,444
Other acquisition costs	8,557	—	8,557
Ceding commissions	—	(93,145)	(93,145)
Total policy acquisition costs	114,215	(93,145)	21,070
Amortization	(94,999)	83,113	(11,886)
DPAC, end of period	$78,026	$(63,715)	$14,311
(1)The beginning balance has been revised from the amount previously reported in the Company’s Annual Report on Form 10-
K for the twelve months ended December 31, 2025. See Note 2 — “Significant Accounting Policies” under “Revision of
Previously Issued Financial Statements” for further information.

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

American Integrity Insurance Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data, unless otherwise stated)
The following table provides a reconciliation of changes in the liability for unpaid losses and LAE:

	Nine Months Ended September 30,
	2026	2025
Unpaid Loss and LAE beginning of period	$266,591	$475,708
Less: Reinsurance recoverables on unpaid losses and LAE	192,336	415,086
Net unpaid loss and LAE at beginning of period	74,255	60,622
Add: Losses and LAE, net of reinsurance, incurred related to:
Current period	103,143	70,507
Prior period	—	1,195
Total net losses and LAE incurred	103,143	71,702
Less: Losses and LAE paid, net of reinsurance, related to:
Current period	43,957	29,801
Prior period	26,568	32,232
Total net paid losses and LAE	70,525	62,033
Unpaid loss and LAE, net of reinsurance at end of period	106,873	70,291
Add: Reinsurance recoverables on unpaid losses and LAE	166,165	293,154
Unpaid loss and LAE at end of period	$273,038	$363,445
During the nine months ended September 30, 2026, the liability for unpaid losses and LAE, net of reinsurance, increased by $32,618 from $74,255 as of December 31, 2025 to $106,873 as of September 30, 2026. The increase was primarily a result of an increase in our in-force premiums.
Prior period development includes changes in estimated losses and LAE for all events occurring in prior periods, including hurricanes and other weather events. In 2026, the Company’s net loss and LAE incurred for the nine months ended September 30, 2026 reflected no prior year development. These adjustments are generally the result of ongoing analysis of recent loss development trends. Original estimates are decreased or increased as additional information becomes known regarding individual claims.
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
The ILS market represented $825.0 million of limit with $565.0 million reflective of our catastrophe bonds issued in
2025 which expire in May of 2027, and new catastrophe bonds totaling $260.0 million issued by Integrity Re III
Ltd., a Bermuda-based special purpose insurer and unrelated party, as part of the program, marking the ninth ILS transaction sponsored by the Company.
All reinsurers participating in the program are either rated “A-” or higher by A.M. Best or are fully collateralized, to mitigate counterparty credit risk. The entire program is structured without parametric covers and is fully indemnity-
based.
Total net consolidated catastrophe reinsurance premiums ceded to third parties are expected to total $430.0 -
$440.0 million for the 2026 treaty year.
Net Quota Share Reinsurance
Effective from December 31, 2025 to December 31, 2026, the Company entered into quota share agreements that generally provide coverage for 25% of all losses net of other reinsurance coverages, the aggregate of which shall not exceed 116.6% of net ceded premiums earned. The reinsurers’ net liability on catastrophe losses shall not exceed
2.5% of gross premiums earned net of inuring reinsurance premium. In the determination of ceded premiums under the agreements, the maximum amount allowed by the reinsurers for other inuring reinsurance coverages is limited to
31% of gross premiums earned for the term of the contract. The reinsurers allow the Company a provisional ceding commission within a range of 68.25% to 69.00%, depending on the reinsurer, that adjusts based on loss experience.
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
Effect of Reinsurance
The effects of reinsurance on premiums written and earned were as follows:

	Three Months Ended September 30,
	2026		2025
	Written	Earned	Written	Earned
Direct premiums	$293,395	$251,329	$237,542	$196,294
Assumed Premiums	(96)	3,684	1,558	25,655
Gross Premiums	293,299	255,013	239,100	221,949
Ceded premiums	(55,491)	(153,852)	(55,414)	(169,950)
Net premiums	$237,808	$101,161	$183,686	$51,999

American Integrity Insurance Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data, unless otherwise stated)

	Nine Months Ended September 30,
	2026		2025
	Written	Earned	Written	Earned
Direct premiums	$838,651	$703,748	$689,208	$542,579
Assumed Premiums	1,244	24,288	49,037	113,265
Gross Premiums	839,895	728,036	738,245	655,844
Ceded premiums	(601,822)	(439,971)	(664,084)	(472,275)
Net premiums	$238,073	$288,065	$74,161	$183,569
The Company’s reinsurance arrangements affected certain items in the condensed consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2026 and 2025 by the following amounts:

	Three Months Ended September 30,
	2026	2025
Ceded premiums earned	$(153,852)	$(169,950)
Ceded losses and loss adjustment expenses incurred	26,526	14,897
Ceded policy acquisition expenses	30,281	42,737
For the three months ended September 30, 2026 and 2025, recoveries received under reinsurance contracts were
$9,738 and $35,588, respectively.

	Nine Months Ended September 30,
	2026	2025
Ceded premiums earned	$(439,971)	$(472,275)
Ceded losses and loss adjustment expenses incurred	35,568	11,698
Ceded policy acquisition expenses	83,113	120,521
For the nine months ended September 30, 2026 and 2025, recoveries received under reinsurance contracts were
$39,921 and $101,914, respectively.
10.         Regulatory Requirements and Restrictions
State laws and regulations, as well as national regulatory agency requirements, govern the operations of all insurers.
The various laws and regulations (i) require that insurers maintain minimum amounts of statutory surplus and risk-
based capital (“RBC”); (ii) restrict insurers’ ability to pay dividends; (iii) restrict the allowable investment types and investment mixes and (iv) subject the Company’s insurers to assessments.
The Company’s insurance subsidiary, AIIC, is subject to regulations and standards of the Florida Office of Insurance
Regulation (“FLOIR”). It is also subject to regulations and standards of regulatory authorities in other states where it is licensed, although as a Florida-domiciled insurer, its principal regulatory authority is the FLOIR.
AIIC prepares its statutory-basis financial statements in accordance with statutory accounting practices prescribed or permitted by FLOIR. The commissioner of the FLOIR has the right to permit other practices that may deviate from prescribed practices. AIIC does not obtain and follow any permitted practice that deviates from the prescribed practices. As of September 30, 2026 and December 31, 2025, AIIC reported statutory capital and surplus of
$233,133 and $193,080, respectively. For the nine months ended September 30, 2026 and 2025, AIIC reported statutory net income of $36,624 and $33,021, respectively. Statutory-basis surplus differs from shareholders’ equity reported in accordance with GAAP primarily due to the impact of the Company’s IPO proceeds, which are largely at the holding company, and because policy acquisition costs are expensed when incurred, certain assets that are not

American Integrity Insurance Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data, unless otherwise stated)
admitted assets are eliminated from the condensed consolidated balance sheets, and surplus notes are reported as surplus rather than liabilities. In addition, the recognition of deferred tax assets is based on different recoverability assumptions.
The Florida statutes require a residential property insurance company to maintain statutory surplus as to policyholders of at least $1,500 or 10.0% of the insurer’s total liabilities, whichever is greater. Accordingly, as of
September 30, 2026 and December 31, 2025, AIIC exceeded the minimum statutory surplus requirement, which was
$23,313 and $19,308, respectively. Under Florida law, without regulatory approval, AIIC may pay dividends if such dividends do not exceed the greater of: (i) the lesser of 10.0% of surplus or net income, not including realized capital gains, plus a two-year carry forward; (ii) 10.0% of surplus, with dividends payable limited to unassigned funds minus 25.0% of unrealized capital gains; or (iii) the lesser of 10.0% of surplus or net investment income plus a three-year carry forward with dividends payable limited to unassigned funds minus 25.0% of unrealized capital gains. AIIC did not pay any dividends during the nine months ended September 30, 2026, and it can still pay dividends without regulatory approval.
AIIC is also required annually to comply with the National Association of Insurance Commissioners (“NAIC”) RBC
requirements. RBC requirements prescribe a method of measuring the amount of capital appropriate for an insurance company to support its overall business operations in light of its size and risk profile. NAIC RBC requirements are used by regulators to determine appropriate regulatory actions relating to insurers who show signs of a weak or deteriorating condition. As of September 30, 2026 and December 31, 2025, based on calculations using the appropriate NAIC RBC formula, AIIC reported total adjusted capital in excess of the requirements.
AIIC has maintained a cash deposit with the Insurance Commissioner of the State of Florida and other states in which AIIC is authorized to write business in order to meet regulatory requirements and such cash deposit is included in restricted cash and cash equivalents on the condensed consolidated balance sheets.
In addition, Florida property and casualty insurance companies are required to adhere to prescribed premium-to-
capital surplus ratios. Florida law requires that the ratio of 90.0% of premiums written divided by surplus as to policyholders does not exceed 10-to-1 for gross premiums written or 4-to-1 for net premiums written. As of
September 30, 2026, AIIC had a ratio of gross and net premiums written to surplus of 3.2-to-1 and 0.8-to-1, respectively, which met the requirements.
The Company also has the Catstye reinsurance segregated account, where the Company can withdraw from cash held in the segregated account, but must provide written notice to the trustee in the form of a withdrawal notice in order to access the funds. However, consent of the grantor is not required to access the funds, and the funds’ use is not restricted within the terms of the trust agreement. Catstye is regulated by the Bermuda Authority and is required to meet and maintain certain minimum levels of solvency and liquidity. Catstye’s statutory capital and surplus necessary to satisfy the regulatory requirements in the aggregate was $13,090 and $38,398 as of September 30, 2026 and December 31, 2025, respectively. As of September 30, 2026 and December 31, 2025, the actual amount of statutory capital and surplus was $13,090 and $38,398, respectively. The liabilities of Catstye are fully collateralized and accordingly capital and surplus are available to be paid out in dividends and subject to approval in accordance with regulations of the Bermuda Authority.
11.         Shareholders’ Equity
Immediately prior to the IPO, the owners of the equity interests of AIIG contributed all of their equity interests to the Company in exchange for an aggregate of 12,904,495 shares of Common Stock.
Initial Public Offering
The Company’s amended and restated certificate of incorporation authorizes 100,000,000 shares of Common Stock, of which 19,595,167 shares were issued and outstanding as of September 30, 2026, and 10,000,000 shares of

American Integrity Insurance Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data, unless otherwise stated)
preferred stock, $0.001 par value per share, of which no shares were issued and outstanding as of September 30,
2026.
The Company issued 6,250,000 shares of Common Stock to the public, at a price of $16.00 per share, in the IPO.
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
Prior to the IPO, taxable income was allocated to the members of AIIG in accordance with the United States Internal
Revenue Code and AIIG’s amended and restated company agreement. Tax distributions totaled $8.0 million and
$12.9 million during the three and nine months ended September 30, 2025, respectively.
Additionally, according to AIIG’s company agreement and prior to the IPO, AIIG’s Board of Directors was permitted to, in its discretion, declare distributions to AIIG’s members in proportion to such members’ respective percentage ownership interests. The Company made $10.0 million of discretionary distributions to members during the nine months ended September 30, 2025. There were no discretionary distributions to members during the third quarter of 2025.
Special Cash Dividend
On February 24, 2026, the Company’s Board of Directors declared a $20.0 million special cash dividend of $1.02 per common share. The dividends were paid on March 30, 2026 to stockholders of record as of March 16, 2026.
There were no other dividends declared during the nine months ended September 30, 2026.
12.         Stock-Based Compensation
The Company adopted the American Integrity Insurance Group, Inc. 2025 Long-Term Incentive Plan (the “Plan”)
effective May 7, 2025. The maximum number of shares of Common Stock that may be issued pursuant to awards under the Plan is 2,175,758 shares of Common Stock.
At September 30, 2026, there were 1,838,264 shares of Common Stock available for future issuance under the Plan.
Restricted Stock Awards
During 2025 and the nine months ended September 30, 2026, the Company issued shares of restricted stock
(“RSAs”) under the Plan to its non-employee members of the Board of Directors pursuant to the American Integrity
Insurance Group, Inc. 2025 Non-Employee Director Compensation Policy (the “Non-Employee Director
Compensation Policy”) approved by the Board of Directors on September 9, 2025. Under the Non-Employee
Director Compensation Policy, an initial grant of 2,658 RSAs was awarded on September 9, 2025, followed by quarterly grants totaling 4,386 RSAs during the remainder of 2025 and 6,684 RSAs during the nine months ended

American Integrity Insurance Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data, unless otherwise stated)
September 30, 2026. The RSAs awarded under the Non-Employee Director Compensation Policy vest immediately on their respective grant date.
A summary of all RSA activity for the nine months ended September 30, 2026 is as follows:

	Number of RSAs	Weighted Average Grant Date Fair Value
Granted and unvested at December 31, 2025	—	$—
Granted	6,684	20.59
Vested	(6,684)	20.59
Nonvested at September 30, 2026	—	$—
During the three and nine months ended September 30, 2026, the Company recognized $43 and $137, respectively, of share-based compensation expense related to the RSAs granted to the non-employee members of the Board of
Directors within general and administrative expenses in the condensed consolidated statements of operations and comprehensive income.
Restricted Stock Units
Time-Based Restricted Stock Units
On December 4, 2025, the Compensation Committee of the Board of Directors (the “Compensation Committee”)
approved the grant of 46,876 time-based restricted stock units (“RSUs”) pursuant to the Company’s form of RSU agreement (the “RSU Agreement”) under the Plan. The RSUs were granted to certain executive officers with a grant-date fair value of $20.62 per share, which was determined using the closing price of the Common Stock reported on the New York Stock Exchange (“NYSE”) on the grant date. One-third of these RSUs vest annually on the Plan’s adoption anniversary date over a three-year term, commencing on May 7, 2026. The vesting of the shares granted pursuant to the RSU Agreement is contingent upon the employee’s continuous employment with the
Company through each vesting period. In connection with the first vesting date on May 7, 2026, 6,151 shares were withheld to satisfy estimated tax withholding and remittance obligations.
On March 2, 2026, the Compensation Committee approved the grant of 44,137 RSUs pursuant to the RSU
Agreement under the Plan. These RSUs were granted to certain executive officers based on a grant-date fair value of
$21.16 per share, which was determined using the closing price of the Common Stock reported on the NYSE on the grant date. One-third of these RSUs vest annually over a three-year term, commencing on March 2, 2027. The shares vested under the RSU Agreement are contingent upon the employee’s continuous employment with the Company through each vesting period.
On April 6, 2026, the Compensation Committee approved the grant of 4,262 RSUs pursuant to the RSU Agreement under the Plan. These RSUs were granted to an executive officer based on a grant-date fair value of $19.47 per share, which was determined using the closing price of the Common Stock reported on the NYSE on the grant date.
One-third of these RSUs vest annually over a three-year term, commencing on April 6, 2027. The shares vested under the RSU Agreement are contingent upon the employee’s continuous employment with the Company through each vesting period.
On September 11, 2026, the Compensation Committee approved the grant of 46,272 RSUs pursuant to the RSU
Agreement under the Plan. These RSUs were granted to certain employees based on a grant-date fair value of $25.93 per share, which was determined using the closing price of the Common Stock reported on the NYSE on the grant date. One-third of these RSUs vest annually over a three-year term, commencing on September 1, 2027. The shares vested under the RSU Agreement are contingent upon the employee’s continuous employment with the Company through each vesting period.

American Integrity Insurance Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data, unless otherwise stated)
Performance-Based Restricted Stock Units
On March 2, 2026, the Compensation Committee approved the grant of 176,557 PSUs pursuant to the Company’s form of PSU agreement (the “PSU Agreement”) under the Plan. These PSUs were granted to certain executive officers based on a grant-date fair value of $21.16 per share, which was determined using the closing price of the
Common Stock reported on the NYSE on the grant date. In addition, on April 6, 2026, the Compensation Committee approved the grant of 11,813 PSUs pursuant to the PSU Agreement under the Plan. These PSUs were granted to an executive officer based on a grant-date fair value of $19.47 per share, which was determined using the closing price of the Common Stock reported on the NYSE on the grant date. These PSUs are subject to a three-year performance period, commencing on January 1, 2026 and ending on December 31, 2028. Performance is measured annually, and following the conclusion of each performance year, the Compensation Committee will certify the Company’s achievement of the applicable performance metrics and determine the number of PSUs earned for that year.
Notwithstanding the annual performance measurement, the PSUs do not vest until the completion of the full three-
year performance period, and participants must remain employed through the end of the performance period to receive any shares underlying the awards. Shares earned based on the annual performance assessments are therefore subject to continued employment through December 31, 2028 and such shares will vest following the end of the performance period, but no later than March 15, 2029.
These PSUs were granted assuming expected maximum achievement of the applicable performance conditions and are subject to decreases based on the Company’s actual performance relative to the established metrics for each performance year.
A summary of all RSU and PSU activity for the nine months ended September 30, 2026 is as follows:

	Number of RSUs and PSUs	Weighted Average Grant Date Fair Value
Granted and unvested RSUs and PSUs at December 31, 2025	46,876	$20.62
Granted - RSUs	94,671	23.42
Granted - PSUs	188,370	21.05
Vested (Shares withheld for tax remittance)	(6,151)	21.16
Vested	(9,474)	21.16
Forfeited	—	—
Granted and unvested RSUs and PSUs at September 30, 2026	314,292	$21.70
The Company recognizes the compensation cost for the RSUs and PSUs on a straight-line basis over the awards’
vesting period.
The Company recognized compensation costs associated with the RSUs and PSUs of $603 and $1,389 for the three and nine months ended September 30, 2026, respectively. The Company did not grant RSUs or PSUs under the Plan prior to December 4, 2025, and therefore no compensation cost related to RSUs or PSUs was recognized for the three and nine months ended September 30, 2025.
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
The following tables present the net income and the weighted average number of shares outstanding used in the earnings per share calculations. For the three and nine months ended September 30, 2025, there were no potentially dilutive instruments outstanding.

American Integrity Insurance Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data, unless otherwise stated)
For the three and nine months ended September 30, 2026, diluted earnings per share reflects the impact of RSUs and
PSUs using the treasury stock method. For the three and nine months ended September 30, 2026, approximately
71,623 and 25,099 incremental shares, respectively, were considered dilutive, primarily related to RSUs and PSUs.
The impact of these dilutive shares was immaterial and did not change diluted earnings per share when rounded.

	Three Months Ended September 30,
	2026	2025
Numerator:
Net income attributable to common shareholders	$28,354	$13,163
Income allocated to participating securities	—	—
Income available for common shareholders	$28,354	$13,163

Denominator:
Shares outstanding	19,595,167	19,576,804
Weighted average common shares outstanding - basic	19,593,446	19,572,595
Weighted average common shares outstanding - diluted(1)	19,665,069	19,572,595

Earnings available to common shareholders per share
Basic	$1.45	$0.67
Diluted	$1.44	$0.67
(1)There were no anti-dilutive shares excluded from the diluted earnings per share computation for the three months ended
September 30, 2026 in accordance with ASC 260.

	Nine Months Ended September 30,
	2026	2025
Numerator:
Net income attributable to common shareholders	$82,410	$78,753
Income allocated to participating securities	—	2,190
Income available for common shareholders	$82,410	$76,563

Denominator:
Shares outstanding	19,595,167	19,576,804
Weighted average common shares outstanding - basic	19,586,544	16,446,038
Weighted average common shares outstanding - diluted(1)	19,611,643	16,446,038

Earnings available to common shareholders per share
Basic	$4.21	$4.66
Diluted	$4.20	$4.66
(1)There were no anti-dilutive shares excluded from the diluted earnings per share computation for the nine months ended
September 30, 2026 in accordance with ASC 260.
15.         Other Comprehensive Income (Loss)
Other comprehensive income (loss) includes changes in unrealized gains and losses on investments. Reclassification adjustments for realized (gains) losses are reflected in net realized gains (losses) on investments on the condensed consolidated statements of operations and comprehensive income.

American Integrity Insurance Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data, unless otherwise stated)
The following table provides a summary of other comprehensive income (loss) and discloses the tax impact of each component of other comprehensive income (loss) for the three and nine months ended September 30, 2026 and
2025:

	Three Months Ended September 30,
	2026			2025
	Pre-Tax	Income Tax Benefit (Expense)	Net-of-Tax Amount	Pre-Tax	Income Tax Benefit (Expense)	Net-of-Tax Amount
Net changes to investments:
Unrealized holding gains (losses) arising during period	$(9,835)	$2,484	$(7,351)	$1,034	$(260)	$774
Reclassification adjustment for (gains) losses realized in net income	(13)	3	(10)	(42)	10	(32)
Other comprehensive income (loss)	$(9,848)	$2,487	$(7,361)	$992	$(250)	$742

	Nine Months Ended September 30,
	2026			2025
	Pre-Tax	Income Tax Benefit (Expense)	Net-of-Tax Amount	Pre-Tax	Income Tax Benefit (Expense)	Net-of-Tax Amount
Net changes to investments:
Unrealized holding gains (losses) arising during period	$(12,924)	$3,263	$(9,661)	$3,314	$(851)	$2,463
Reclassification adjustment for (gains) losses realized in net income	(64)	16	(48)	(542)	135	(407)
Other comprehensive income (loss)	$(12,988)	$3,279	$(9,709)	$2,772	$(716)	$2,056
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
In accordance with ASC 740, each interim period is considered integral to the annual period and tax expense is generally determined using an estimate of the annual effective income tax rate (“AETR”). The Company records income tax expense each quarter using the estimated AETR to provide for income taxes on a current year-to-date basis, adjusted for discrete items that are noted in the relevant period. During the three and nine months ended
September 30, 2026, the income tax returns were filed for tax year 2025, and a change in estimated tax obligations in the amount of $1,187 related to the filings were recognized as discrete to the quarter, increasing the overall rate by
3.0% and 1.0%, respectively. During the nine months ended September 30, 2025, the Company’s non-taxable subsidiaries reduced the overall effective tax rate by (6.8)%. There was no reduction in the Company’s overall effective tax rate due to the Company’s non-taxable subsidiaries during the three months ended September 30, 2025.
The change in tax status of a non-taxable subsidiary further reduced the effective rate by (11.3)% during the nine

American Integrity Insurance Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data, unless otherwise stated)
months ended September 30, 2025. There was no reduction in the effective rate caused by the change in tax status during the three months ended September 30, 2025.
The provision for income taxes for the three and nine months ended September 30, 2026 was $11.3 million and
$30.9 million, respectively, based on pretax income of $39.6 million and $113.3 million, respectively, compared with the provision for income taxes for the three and nine months ended September 30, 2025 of $5.6 million and
$7.0 million, respectively, based on pretax income of $18.8 million and $85.8 million, respectively. The Company’s effective tax rates for the three and nine months ended September 30, 2026 were 28.4% and 27.3%, respectively, compared with 29.9% and 8.2% for the three and nine months ended September 30, 2025, respectively.
The difference between the effective tax rate and the U.S. federal statutory tax rate of 21% for the three and nine months ended September 30, 2026 was primarily due to state income taxes and non-deductible compensation related to employee stock awards granted and fully vested during the quarter. The effective tax rate also reflects the unfavorable impact of certain other non-deductible expenses.
17.         Commitments and Contingencies
Obligations under Multi-Year Reinsurance Contracts
The Company purchases reinsurance coverage to protect its capital and to limit its losses when certain major events occur. The Company’s reinsurance commitments generally run from June 1 of the current year to May 31 of the following year. From time to time, certain of the Company’s reinsurance agreements may be for periods longer than one year. Amounts payable for coverage during the current June 1 to May 31 contract period are recorded as reinsurance payable in the condensed consolidated balance sheets. Multi-year contract commitments for future years are recorded at the beginning of the coverage period. As of September 30, 2026 and December 31, 2025, there were no multi-year reinsurance contract obligations.
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
Florida Insurance Guaranty Association
In April 2023, the Florida Insurance Guaranty Association (“FIGA”) issued an order for the collection of a 1.0%
FIGA assessment policy surcharge for policies effective October 1, 2023 through September 30, 2024. The order directed member insurance companies to collect policy surcharge amounts in advance and to remit those surcharge amounts to FIGA on a quarterly basis. The Company recorded an accrued liability totaling $2,722 and $1,690, respectively, in other liability and accrued expenses as of September 30, 2026 and December 31, 2025, which represents the policy surcharge amounts collected, but unremitted to FIGA as of those dates.
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
Operating lease cost was $1,073 and $549 for the three months ended September 30, 2026 and 2025, respectively, and $2,479 and $1,641 for the nine months ended September 30, 2026 and 2025, respectively, and is included in other operating expenses on the condensed consolidated statements of operations and comprehensive income. Short-
term and variable lease costs were immaterial for the nine months ended September 30, 2026 and 2025.
The following table provides supplemental balance sheet information about the Company’s leases as of
September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Operating leases:
Right-of-use assets	$38,471	$449
Lease liability	$33,483	$458
Weighted-average remaining lease term:
Operating leases	12.10 years	0.34 years
Weighted-average discount rate:
Operating leases	5.36%	3.42%
Supplemental disclosure of cash flow information related to leases was as follows for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$27	$573	$443	$1,705
The estimated future minimum payments of operating leases as of September 30, 2026 are as follows:

Operating Leases
2026 remaining	$299
2027	3,403
2028	3,473
2029	3,585
2030	3,631
Thereafter	31,957
Total lease payments	46,348
Less: imputed interest	(12,865)
Present value of lease liabilities	$33,483
19.         Subsequent Events
The Company performed an evaluation of subsequent events through the date the financial statements were issued and determined that, except as described below, there were no recognized or unrecognized subsequent events that would require an adjustment or additional disclosure in the financial statements as of September 30, 2026.

American Integrity Insurance Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except share and per share data, unless otherwise stated)
On October 9, 2026, Hurricane Isaias made landfall near Destin, Florida, as a Category 2 storm. The Company continues to receive claims from policyholders related to the storm and is working to resolve such claims in a timely manner. The ultimate impact on the Company’s operating results will depend on the development of claims and the availability of reinsurance recoveries.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion provides a detailed analysis of our financial condition, results of operations, liquidity, and capital resources. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this Quarterly
Report on Form 10-Q, as well as our audited consolidated financial statements and related notes included in our Annual
Report on Form 10-K for the year ended December 31, 2025 (the “Form 10-K”). This analysis includes forward-looking statements, which are subject to various risks and uncertainties. Actual results may differ from such forward-looking statements due to factors beyond our control, as detailed under Part II, Item 1A “Risk Factors” in this Quarterly Report on
Form 10-Q and under Part I, Item 1A “Risk Factors” in the Form 10-K. References to the “Company,” “American
Integrity,” “we,” “us” or “our” refer to American Integrity Insurance Group, Inc.
Overview
We are a profitable and growing insurance group headquartered in Tampa, Florida. Through our insurance carrier subsidiary, American Integrity Insurance Company (“AIIC”), we provide personal residential property insurance for single-
family homeowners and condominium owners, as well as coverage for vacant dwellings and investment properties, predominantly in Florida. Florida represented 91.1% of our policies in-force as of September 30, 2026. As of
September 30, 2026, 75.5% of our in-force premium was in the insurance market in which we underwrite and sell policies to policyholders where we choose to offer coverage without the assistance of residual market mechanisms (the “Voluntary
Market”). Moreover, 93.1% of our Voluntary Market in-force premium was in our core Florida market and 6.9% was collectively in South Carolina, Georgia, and North Carolina, where we have strategically expanded to support and enhance our relationships with our builder agency network.
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
We generate revenue primarily from insurance premiums earned, net of reinsurance ceded. We also generate revenue from policy fees, installment income fees, income generated through the investment of our assets, and realized gains or losses on the sale of our invested assets. Our financial results are highly seasonal due to the occurrence of hurricanes and tropical storms, which typically occur between June 1st and November 30th of each year in Florida and the other states in which we operate. Our reinsurance purchasing, including our catastrophe excess of loss reinsurance coverages, which commence on
June 1st annually, also materially influences our financial results and is impacted by changes in reinsurance rates or alterations in terms and conditions, including in attachment or loss retention levels.
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
While we expect there will continue to be opportunities to assume some policies from Citizens, we believe the number of policies available that meet our underwriting and profitability standards has declined and may continue to decline over time. Policies assumed via the Citizens take-out program carry immaterial upfront acquisition costs and are covered by our current treaty year reinsurance program, which may impact comparability between periods. As a result, periods of heavy take-out activity result in lower expense ratios and loss ratios.
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
Seasonality of our Business. Our business is seasonal, as hurricanes and other named storms typically occur in the geographies where we operate between June 1st and November 30th of each year. This seasonality may result in significant variability in our losses and loss adjustment expenses (“LAE”) depending on the number, location and strength of hurricanes and other named storms during these months as compared to other months. In addition, because our catastrophe reinsurance program renews on June 1st each year, the ceded premiums written recorded in the second quarter are typically substantially higher than any other quarter during a fiscal year. In some instances, this renewal will cause our reported net premiums written to be negative (or substantially lower than other quarters) in the second quarter of each year.
Inflation. We may be adversely affected during periods of high inflation, primarily because of increased labor and material costs, which could cause claims and claim expenses to increase. The impact of high inflation, for example, has been evident since the COVID-19 pandemic in early 2020. In addition, periods of high inflation can lead to periods of high interest rates, which may impact the performance of our investment portfolios. The impact of inflation on our results cannot be known with any certainty; however, we revise our reserves for unpaid losses as additional information becomes available, and reflect adjustments to our reserves, if any, in our earnings in the periods in which we determine the adjustments are necessary. We monitor inflation trends and factor them into the pricing of our new business and renewal policies.
Cost and Availability of Reinsurance. We purchase excess of loss and quota share reinsurance as part of our capital management strategy and in an effort to reduce volatility of earnings and protect our balance sheet from the impact of potential catastrophe events. Our ability to implement an effective reinsurance strategy is dependent, in part, on the cost and availability of reinsurance coverage. We ceded 60.4% and 72.0% of our gross premiums earned in the nine months ended September 30, 2026 and September 30, 2025, respectively.
Quota share. Effective January 1, 2026, we reduced the percentage of our cession rate on our quota share reinsurance treaty from 40% to 25%, which impacted the comparability of our results between periods. A lower cession rate increases the amount of premiums we retain on policies we write, and the reduction in the cession rate also reduces the ceding commission received on our quota share reinsurance treaty, which increases policy acquisition expenses and general and administrative expenses.
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
In connection with the IPO, we effected a net issuance of 417,470 shares of restricted stock to certain of our employees and consultants (the “IPO Restricted Stock Grant”) after giving effect to the withholding of approximately 234,587 shares of
Common Stock to satisfy the estimated tax withholding and remittance obligations (the “Restricted Stock Grant Net
Settlement”). We incurred a one-time share-based compensation expense of $10.4 million in connection with the IPO
Restricted Stock Grant and paid $3.8 million in connection with the Restricted Stock Grant Net Settlement. The compensation expense for these awards was recognized in the second quarter of 2025. Immediately prior to the IPO, the owners of the equity interests of American Integrity Insurance Group, LLC (“AIIG”) contributed all of their equity interests to the Company in exchange for an aggregate of 12,904,495 shares of Common Stock.
Results of Operations
The following table summarizes our results of operations for the three and nine months ended September 30, 2026 and
2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands, except per share data)	2026	2025	2026	2025
Gross premiums written	$293,299	$239,100	$839,895	$738,245
Change in gross unearned premiums	(38,286)	(17,151)	(111,859)	(82,401)
Gross premiums earned	255,013	221,949	728,036	655,844
Ceded premiums earned	(153,852)	(169,950)	(439,971)	(472,275)
Net premiums earned	101,161	51,999	288,065	183,569
Policy fees	3,535	2,805	9,991	7,976
Net investment income	8,415	6,906	20,317	15,788
Net realized gains on investments	13	41	64	542
Other income	368	275	1,155	536
Total Revenues	113,492	62,026	319,592	208,411
Losses and loss adjustment expenses	38,267	29,652	103,143	71,702
Policy acquisition expenses	18,043	6,254	51,438	15,642
General and administrative expenses	17,564	7,347	51,716	35,287
Total Expenses	73,874	43,253	206,297	122,631
Income before taxes	39,618	18,773	113,295	85,780
Income tax expense	11,264	5,610	30,885	7,027
Net Income	$28,354	$13,163	$82,410	$78,753
Book value per share(1)	$19.96	$16.14	$19.96	$16.14
Loss ratio(2)	36.6%	54.1%	34.6%	37.4%
Expense ratio(3)	34.0%	24.8%	34.6%	26.6%
Combined ratio(4)	70.6%	78.9%	69.2%	64.0%
Return on equity(5)	29.8%	17.0%	30.2%	43.9%
Ceded catastrophe excess of loss premiums ratio(6)	42.7%	48.0%	42.8%	43.9%
Net underlying loss and loss adjustment expense ratio(7)	31.7%	49.9%	32.9%	36.8%
Gross underlying loss and loss adjustment expense ratio(8)	18.9%	19.3%	18.7%	17.0%
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
Policies In-Force and In-Force Premium
Policies in-force represents the number of active insurance policies with coverage in effect as of the end of the period referenced.
In-force premium represents the annual premium for active insurance policies with coverage in effect as of the end of the period referenced. Our geographic diversification strategy, including expansion into states such as South Carolina, Georgia, and North Carolina, has generally resulted in lower average premiums compared to Florida due to our view on the appropriate amount to charge for the risk we underwrite. However, our entry into the Tri-County (Miami-Dade County,
Broward County, and Palm Beach County) region of Florida and our re-entry into middle-aged homes (roofs 6+ years in age) partially offsets the lower average premiums in South Carolina, Georgia, and North Carolina.
The following table shows our policies in-force and in-force premium by product as of September 30, 2026 and
September 30, 2025:

	As of September 30,
	2026		2025
($ in thousands)	Policies in-force	In-force premium	Policies in-force	In-force premium
HO-3	323,972	$732,881	263,539	$597,371
HO-4	4,353	1,105	3,868	1,047
HO-5	15,006	18,836	4,992	6,118
HO-6	16,870	27,488	15,302	27,954
MH	5,247	17,494	6,027	20,347
DP-1 (Including vacant)	27,011	64,264	26,692	62,209
DP-3	75,184	182,759	74,582	189,575
Commercial	283	16,659	—	—
Watercraft	4,331	6,320	3,740	4,664
Golf Cart	9,189	1,463	7,352	1,119
Total	481,446	$1,069,269	406,094	$910,404

The following table shows our policies in-force and in-force premiums by county as of September 30, 2026 and
September 30, 2025:

	As of September 30,
($ in thousands)	2026		2025
County	Policies in-force	In-force premium	Policies in-force	In-force premium
POLK	30,497	$52,700	26,366	$46,423
ORANGE	28,417	61,701	25,280	56,307
DUVAL	25,574	40,460	22,440	36,870
LEE	24,343	62,818	25,899	68,421
PASCO	22,763	44,772	19,470	38,983
PALM BEACH	22,727	97,601	18,673	72,003
HILLSBOROUGH	21,697	52,251	20,795	49,155
OSCEOLA	21,353	44,815	19,428	40,430
MARION	19,179	25,574	16,497	23,577
VOLUSIA	15,517	30,820	13,159	27,260
BREVARD	15,349	38,938	13,900	34,061
OTHERS	234,030	516,819	184,187	416,914
Total	481,446	$1,069,269	406,094	$910,404
Policies in-force were 481,446 as of September 30, 2026, an increase of 18.6% compared to policies in-force of 406,094 as of September 30, 2025, and an increase of 4.3% compared to policies in-force of 461,714 as of June 30, 2026. The increase in our policies in-force year-over-year was primarily due to new policies written through the Voluntary Market and the
2025 Citizens take-outs.
During the three months ended September 30, 2026, we wrote 40,693 policies in the Voluntary Market, which was an increase of 14,708 compared to 25,985 new policies written in the Voluntary Market during the three months ended
September 30, 2025. We experienced policy retention rates of 84.9% during the third quarter of 2026, up from 82.8%
during the third quarter of 2025 and up from 84.4% during the second quarter of 2026.
The following table shows our policies in-force and in-force premium by source:

($ in thousands)	Policies In-Force	In-Force Premium
As of September 30, 2026
Voluntary Market	397,224	$807,103
Citizens Take-Outs(1)(2)	84,222	262,166
Total	481,446	$1,069,269
(1)Reflects policies originally assumed from Citizens that remain in-force.
(2)The Company assumed 8,637 policies from Citizens during the trailing twelve months ended September 30, 2026.
Three Months Ended September 30, 2026 Compared to the Three Months Ended September 30, 2025
Revenues
Gross premiums written increased by $54.2 million, or 22.7%, to $293.3 million for the three months ended September 30,
2026, compared to $239.1 million for the three months ended September 30, 2025. The increase was primarily driven by growth in our Voluntary Market writings.
Gross premiums earned increased to $255.0 million for the three months ended September 30, 2026, from $221.9 million for the three months ended September 30, 2025. The $33.1 million, or 14.9%, increase was due largely to our increase in gross premiums written.

Ceded premiums earned decreased $16.1 million, or 9.5%, to $153.9 million for the three months ended September 30,
2026, from $170.0 million for the three months ended September 30, 2025. The decrease in ceded premiums earned was primarily due to the reduction in our non-catastrophe quota share reinsurance arrangement.
Net premiums earned grew by $49.2 million, or 94.5%, reaching $101.2 million for the three months ended September 30,
2026, up from $52.0 million for the three months ended September 30, 2025. This increase was due to the growth in
Voluntary Market writing and the reduction in our non-catastrophe quota share reinsurance arrangement.
Policy fees increased $0.7 million, or 26.0%, to $3.5 million for the three months ended September 30, 2026, from $2.8 million for the three months ended September 30, 2025. The increase in policies written (both new and renewal) during the three months ended September 30, 2026 contributed to the increase in policy fees.
Net investment income increased $1.5 million, or 21.9%, to $8.4 million for the three months ended September 30, 2026 from $6.9 million for the three months ended September 30, 2025. The increase in net investment income was due to an increase in invested assets driven by the increased in-force premiums.
Sales of available-for-sale securities resulted in net realized investment gains of $12,865 for the three months ended
September 30, 2026 and net realized investment gains of $40,736 for the three months ended September 30, 2025.
Other income was $0.4 million for the three months ended September 30, 2026, an increase of $0.1 million from $0.3 million for the three months ended September 30, 2025.
Expenses
Losses and LAE increased $8.6 million, or 29.1%, to $38.3 million for the three months ended September 30, 2026 from
$29.7 million for the three months ended September 30, 2025. The increase in losses and LAE was primarily driven by higher net premiums earned and the reduction of our non-catastrophe quota share reinsurance arrangement from 40% to
25% on January 1, 2026.
Policy acquisition expenses increased $11.7 million, or 188.5%, to $18.0 million for the three months ended September 30,
2026 from $6.3 million for the three months ended September 30, 2025. The increase was primarily driven by the increase in policies written during the three months ended September 30, 2026, less ceding commission due to the reduction in our non-catastrophe quota share reinsurance arrangement from 40% to 25% on January 1, 2026, and the third quarter of 2025 being impacted by the benefits of Citizens take-outs, which carry immaterial upfront policy acquisition expenses.
General and administrative expenses increased $10.3 million, or 139.1%, to $17.6 million for the three months ended
September 30, 2026 from $7.3 million for the three months ended September 30, 2025. The increase was primarily driven by lower ceding commissions associated with the reduction of our non-catastrophe quota share reinsurance arrangement from 40% to 25% on January 1, 2026.
Income tax (benefit) expense was $11.3 million and $5.6 million for the three months ended September 30, 2026 and 2025, respectively. Our effective tax rate for the three months ended September 30, 2026 and 2025 was 28.4% and 29.9%, respectively.
Key Business Metrics and Ratios
Loss ratio
Loss ratio is the ratio of losses and LAE to net premiums earned plus policy fees. We add policy fees to net premiums earned when calculating our loss and expense ratios to include the total revenue produced by a policy, given they are earned when a policy is written. Our loss ratio decreased by 17.5 percentage points to 36.6% for the three months ended
September 30, 2026 compared to 54.1% for the three months ended September 30, 2025. The decrease in the loss ratio reflects no prior year reserve development for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, and lower ceded earned premiums as a percentage of gross earned premiums for the three months ended September 30, 2026 as compared with the three months ended September 30, 2025.

Expense ratio
Expense ratio is the ratio of policy acquisition expenses and general and administrative expenses to net premiums earned plus policy fees. Our expense ratio increased by 9.2 percentage points to 34.0% for the three months ended September 30,
2026 compared to 24.8% for the three months ended September 30, 2025, driven by the increase in policies written during the three months ended September 30, 2026, the increase in gross general and administrative expenses, less ceding commission due to the reduction in our non-catastrophe quota share reinsurance arrangement from 40% to 25% on January
1, 2026, and the absence of Citizens take-out windfalls in the third quarter of 2026 compared to the third quarter of 2025.
Combined ratio
Combined ratio is the sum of the loss ratio and the expense ratio. We utilize combined ratio to assess our underwriting performance. A combined ratio below 100% indicates an underwriting profit, while a combined ratio exceeding 100%
indicates an underwriting loss. Our combined ratio decreased to 70.6% for the three months ended September 30, 2026 from 78.9% for the three months ended September 30, 2025 due to the decrease in our loss ratio.
Return on equity
Return on equity is defined as net income, divided by the average beginning and ending shareholders’ equity during the applicable period. This metric is annualized for interim periods by multiplying by the applicable ratio in order to present return on equity consistently. Our return on equity increased to 29.8% for the three months ended September 30, 2026 from
17.0% for the three months ended September 30, 2025. The increase in return on equity was primarily due to the increase in net income.
Nine Months Ended September 30, 2026 Compared to the Nine Months Ended September 30, 2025
Revenues
Gross premiums written increased by $101.7 million, or 13.8%, to $839.9 million for the nine months ended September 30,
2026, compared to $738.2 million for the nine months ended September 30, 2025. The increase was primarily driven by growth in our Voluntary Market writings.
Gross premiums earned increased to $728.0 million for the nine months ended September 30, 2026, from $655.8 million for the nine months ended September 30, 2025. The $72.2 million, or 11.0%, increase was due largely to our increase in gross premiums written.
Ceded premiums earned decreased $32.3 million, or 6.8%, to $440.0 million for the nine months ended September 30,
2026, from $472.3 million for the nine months ended September 30, 2025. The decrease in ceded premiums earned was primarily due to the reduction in our non-catastrophe quota share reinsurance arrangement.
Net premiums earned grew by $104.5 million, or 56.9%, reaching $288.1 million for the nine months ended September 30,
2026, up from $183.6 million for the nine months ended September 30, 2025. This increase was due to the growth in
Voluntary Market writing and the reduction in our non-catastrophe quota share reinsurance arrangement.
Policy fees increased $2.0 million, or 25.3%, to $10.0 million for the nine months ended September 30, 2026 from $8.0 million for the nine months ended September 30, 2025. The increase in policies written during the nine months ended
September 30, 2026 contributed to the increase in policy fees.
Net investment income increased $4.5 million, or 28.7%, to $20.3 million for the nine months ended September 30, 2026 from $15.8 million for the nine months ended September 30, 2025. The increase in net investment income was due to an increase in invested assets driven by the increased in-force premiums and the proceeds from our IPO.
Sales of available-for-sale securities resulted in net realized investment gains of $63,569 for the nine months ended
September 30, 2026 and net realized investment gains of $0.5 million for the nine months ended September 30, 2025.
Other income was $1.2 million for the nine months ended September 30, 2026, an increase of $0.7 million from $0.5 million for the nine months ended September 30, 2025.

Expenses
Losses and LAE increased $31.4 million, or 43.8%, to $103.1 million for the nine months ended September 30, 2026 from
$71.7 million for the nine months ended September 30, 2025. The increase in losses and LAE was primarily driven by higher net premiums earned and a reduction of our non-catastrophe quota share reinsurance arrangement from 40% to 25%
on January 1, 2026.
Policy acquisition expenses increased $35.8 million, or 228.8%, to $51.4 million for the nine months ended September 30,
2026 from $15.6 million for the nine months ended September 30, 2025. The increase was primarily driven by the increase in policies written during the nine months ended September 30, 2026, the windfall from Citizens take-outs during the nine months ended September 30, 2025, and lower ceding commission due to the reduction in our non-catastrophe quota share reinsurance arrangement from 40% to 25% on January 1, 2026.
General and administrative expenses increased $16.4 million, or 46.6%, to $51.7 million for the nine months ended
September 30, 2026 from $35.3 million for the nine months ended September 30, 2025. The increase was primarily driven by lower ceding commissions associated with a reduction in our non-catastrophe quota share reinsurance arrangement from
40% to 25% on January 1, 2026, partially offset by the absence of one-time IPO related expenses incurred during the nine months ended September 30, 2025.
Income tax expense was $30.9 million and $7.0 million for the nine months ended September 30, 2026 and 2025, respectively. Our effective tax rate for the nine months ended September 30, 2026 and 2025 was 27.3% and 8.2%, respectively. The increase in the effective tax rate was primarily due to the absence of discrete tax benefits recognized in the prior year period, as the 2025 period included a $24 million pretax income adjustment related to non-taxable entities that resulted in $5.0 million of discrete tax benefits. For the nine months ended September 30, 2026, our effective tax rate differed from the U.S. federal statutory rate of 21% primarily due to state income taxes.
Key Business Metrics and Ratios
Loss ratio
Our loss ratio decreased by 2.8 percentage points for the nine months ended September 30, 2026, to 34.6%, compared to
37.4% for the nine months ended September 30, 2025. The decrease in the loss ratio reflects the lack of adverse prior year reserve development for the nine months ended September 30, 2026 compared to the nine months ended September 30,
2025, and lower ceded earned premiums as a percentage of gross earned premiums for the nine months ended September
30, 2026 as compared with the nine months ended September 30, 2025.
Expense ratio
Our expense ratio increased by 8.0 percentage points to 34.6% for the nine months ended September 30, 2026 compared to
26.6% for the nine months ended September 30, 2025, driven by the increase in policies written during the nine months ended September 30, 2026, the Citizens take-out windfall for the nine months ended September 30, 2025, and lower ceding commission due to the reduction in our non-catastrophe quota share reinsurance arrangement from 40% to 25% on January
1, 2026.
Combined ratio
Our combined ratio increased to 69.2% for the nine months ended September 30, 2026 from 64.0% for the nine months ended September 30, 2025 due to the increase in our expense ratio, partially offset by the decrease in our loss ratio.
Return on equity
Our return on equity decreased to 30.2% for the nine months ended September 30, 2026 from 43.9% for the nine months ended September 30, 2025. The decrease in return on equity was primarily due to the increase in average shareholders’
equity following the IPO, which resulted in a larger equity base compared to the prior period and the lack of Citizens take-
out windfalls.

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
Underwriting income increased by $19.2 million, or 166.8%, to $30.8 million for the three months ended September 30,
2026 from $11.6 million for the three months ended September 30, 2025. The increase was primarily driven by growth in the Voluntary Market reflecting higher earned premiums from new and renewal policies and the reduction in our non-
catastrophe quota share reinsurance arrangement. For the nine months ended September 30, 2026, underwriting income increased by $22.9 million, or 33.2%, to $91.8 million from $68.9 million for the nine months ended September 30, 2025.
The increase was primarily driven by higher earned premium from growth in the Voluntary Market, the reduction in our non-catastrophe quota share reinsurance arrangement, and the absence of meaningful one-time IPO related expenses that were incurred in the second quarter of 2025, partially offset by a lack of Citizens take-out windfall.

Underwriting income for the three and nine months ended September 30, 2026 and 2025 reconciles to income before taxes as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025
Income before taxes	39,618	$18,773	$113,295	$85,780
Less:
Net investment income	8,415	6,906	20,317	15,788
Net realized gains on investments	13	41	64	542
Other income	368	275	1,155	536
Underwriting income	$30,822	$11,551	$91,759	$68,914
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
For the three months ended September 30, 2026, adjusted net income increased by $14.3 million, or 102.6%, to $28.3 million from $14.0 million for the three months ended September 30, 2025. The increase was primarily driven by higher earned premium, partially offset by the absence of Citizens take-out windfall for the three months ended September 30,
2025. For the nine months ended September 30, 2026, adjusted net income decreased by $0.3 million, or 0.4%, to $83.1 million from $83.4 million for the nine months ended September 30, 2025. The decrease was primarily due to the Citizens take-out windfall during the nine months ended September 30, 2025, partially offset by higher earned premium for the nine months ended September 30, 2026.
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

Adjusted net income and adjusted earnings per share for the three and nine months ended September 30, 2026 and 2025 reconcile to net income and earnings per share, respectively, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands, except per share data)	2026	2025	2026	2025
Net Income	$28,354	$13,163	$82,410	$78,753
Add:
Stock compensation(1)(5)	—	—	—	10,433
Termination of MSA(1)	—	—	—	3,000
One-time IPO expenses(1)	—	—	—	1,654
One-time bonus expenses(1)	—	—	—	1,387
Post IPO transition expenses(1)	—	1,084	—	1,084
Executive transition cost(1)(2)	—	—	920	—
Less:
Net realized gains on investments	13	41	64	542
Change in tax status(3)	—	—	—	9,722
Tax effect(4)(5)	3	219	207	2,683
Adjusted net income	$28,338	$13,987	$83,059	$83,364
Adjusted income allocated to participating securities	—	—	—	2,190
Numerator:
Adjusted net income available for common shareholders	$28,338	$13,987	$83,059	$81,174
Denominator:
Weighted average common shares outstanding:
Basic	19,593,446	19,572,595	19,586,544	16,446,038
Diluted	19,665,069	19,572,595	19,611,643	16,446,038
Earnings per share:
Basic	$1.45	$0.67	$4.21	$4.66
Diluted	$1.44	$0.67	$4.20	$4.66
Adjusted earnings per share:
Basic	$1.45	$0.71	$4.24	$4.94
Diluted	$1.44	$0.71	$4.24	$4.94
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
While the Company’s actual effective tax rates for the three months ended September 30, 2026 and 2025 were 28.4% and 29.9%, respectively, and for the nine months ended September 30, 2026 and 2025 were 27.3% and 8.2%, respectively, the use of the statutory rate provides a consistent and simplified approach for comparability. This approach is applied uniformly, including to items that may be partially or fully nondeductible for tax purposes. The tax effect row is presented exclusive of the change in tax status impact.
(5)For stock-based compensation expense recognized of $10,433 for the nine months ended September 30, 2025, approximately
$4,241 was nondeductible for U.S. federal income tax purposes.
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
Adjusted return on equity increased by 11.7 percentage points to 29.8% for the three months ended September 30, 2026 from 18.1% for the three months ended September 30, 2025. The increase was due to lower combined ratios and higher net investment income. Adjusted return on equity decreased by 16.1 percentage points to 30.4% for the nine months ended
September 30, 2026 from 46.5% for the nine months ended September 30, 2025. The decrease in adjusted return on equity was primarily due to the increase in average shareholders’ equity following the IPO, which resulted in a larger equity base compared to the prior period and the absence of Citizens take-out windfall.
Adjusted return on equity for the three and nine months ended September 30, 2026 and 2025 reconciles to return on equity as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025
Net income	$28,354	$13,163	$82,410	$78,753
Average beginning and ending shareholders’ equity(1)	380,339	308,876	364,090	239,136
Return on equity	29.8%	17.0%	30.2%	43.9%
Adjusted net income (after tax)	$28,338	$13,987	$83,059	$83,364
Average shareholders’ equity	380,339	308,876	364,090	239,136
Adjusted return on equity(2)	29.8%	18.1%	30.4%	46.5%
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
We experienced no net prior year reserve development for the three months ended September 30, 2026 and unfavorable net prior year development of $2.3 million for the three months ended September 30, 2025. We experienced $5.1 million of catastrophe losses for the three months ended September 30, 2026 stemming from severe convective storm activity in the states we write business and no catastrophe losses for the three months ended September 30, 2025.
The net underlying loss and loss adjustment expense ratio decreased to 31.7% for the three months ended September 30,
2026 from 49.9% for the three months ended September 30, 2025. The decrease was primarily due to growth in net earned premium, driven by reduced ceded earned premium and voluntary market growth, outpacing the increase in underlying losses.
We experienced no net prior year reserve development for the nine months ended September 30, 2026 and unfavorable prior year development of $1.2 million for the nine months ended September 30, 2025.
The net underlying loss and loss adjustment expense ratio decreased to 32.9% for the nine months ended September 30,
2026 from 36.8% for the nine months ended September 30, 2025, primarily due to growth in net earned premium, driven by reduced ceded earned premium and voluntary market growth, outpacing the increase in underlying losses.

The following table summarizes the loss and LAE ratios and the net underlying loss and LAE ratios for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025
Total Net Premiums Earned	$101,161	$51,999	$288,065	$183,569
Plus: Policy Fees	3,535	2,805	9,991	7,976
Total Net Premiums Earned Plus Policy Fees	104,696	54,804	298,056	191,545
Losses and Loss Adjustment Expenses, Net	$38,267	$29,652	$103,143	$71,702
Loss and Loss Adjustment Expense Ratio (% Net Premiums Earned Plus Policy Fees)	36.6%	54.1%	34.6%	37.4%
Less:
Current Year Net Catastrophe Losses	5,064	—	5,064	—
Prior Year Net Reserve Development	—	2,312	—	1,195
Underlying Loss and Loss Adjustment Expenses, Net	$33,203	$27,340	$98,079	$70,507
Net Underlying Loss and Loss Adjustment Expense Ratio (% Net Premiums Earned Plus Policy Fees)	31.7%	49.9%	32.9%	36.8%
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
business.
The following table summarizes the gross underlying loss and LAE ratios for the three and nine months ended September
30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025
Total Gross Premiums Earned	$255,013	$221,949	$728,036	$655,844
Plus: Policy Fees	3,535	2,805	9,991	7,976
Total Gross Premiums Earned Plus Policy Fees	258,548	224,754	738,027	663,820
Losses and Loss Adjustment Expenses, Net	38,267	29,652	103,143	71,702
Less:
Current Year Net Catastrophe Losses	5,064	—	5,064	—
Prior Year Net Reserve Development	—	2,312	—	1,195
Underlying Loss and Loss Adjustment Expenses, Net	$33,203	$27,340	$98,079	$70,507
Add:
Ceded Non-Catastrophe Loss and Loss Adjustment Expense	15,651	15,969	39,856	42,345
Gross Underlying Loss and Loss Adjustment Expenses	$48,854	$43,309	$137,935	$112,852
Loss and Loss Adjustment Expense Ratio (% Net Premiums Earned Plus Policy Fees)	36.6%	54.1%	34.6%	37.4%
Gross Underlying Loss and Loss Adjustment Expense Ratio (% Gross Premiums Earned Plus Policy Fees)	18.9%	19.3%	18.7%	17.0%
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
Ceded catastrophe excess of loss premiums ratio decreased 5.3 percentage points, to 42.7% for the three months ended
September 30, 2026 from 48.0% for the three months ended September 30, 2025. This decrease was primarily driven by the risk adjusted pricing decreases of our catastrophe excess of loss program which renewed on June 1, 2026.
Ceded catastrophe excess of loss premiums ratio decreased 1.1 percentage points, to 42.8% for the nine months ended
September 30, 2026 from 43.9% for the nine months ended September 30, 2025. This decrease was primarily a result of the risk adjusted pricing decreases of our catastrophe excess of loss program which renewed on June 1, 2026 and some end of treaty period adjustments on May 31, 2026 pertaining to our expiring excess of loss treaty.
The calculation of our ceded catastrophe excess of loss premiums ratio for the three and nine months ended September 30,
2026 and 2025 is shown in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025
Gross Premiums Earned	$255,013	$221,949	$728,036	$655,844
Total Ceded Premiums Earned	(153,852)	(169,950)	(439,971)	(472,275)
Less: NCQSR and other ancillary reinsurance treaties	(44,983)	(63,447)	(128,153)	(184,390)
Ceded Catastrophe Excess of Loss Premiums Earned	$(108,869)	$(106,503)	$(311,818)	$(287,885)
Ceded Catastrophe Excess of Loss Premiums Ratio	42.7%	48.0%	42.8%	43.9%
Liquidity and Capital Resources
Liquidity is a measure of a company’s ability to generate cash flows sufficient to meet the short-term and long-term cash requirements of its business operations. Funds generated from operations have been sufficient to meet our current and long-
term liquidity requirements.
The liquidity of the Company, comprised of cash, cash equivalents and our liquid fixed income portfolios, fluctuates from time to time. As of September 30, 2026, our liquidity totaled $802.5 million. A portion of that liquidity is not held at AIIC.
The total cash and cash equivalents not held at the insurance subsidiary was $150.1 million as of September 30, 2026. Our liquidity framework is designed to support operational flexibility, ensuring we can fund claims obligations, capital expenditures, and growth initiatives without reliance on external financing. In the event of a large loss event, we may utilize proceeds from our investment portfolios as a source of liquidity to service claims.
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
The maximum amount of dividends that can be paid by Florida insurance companies without prior approval of the Florida
Office of Insurance Regulation is subject to restrictions as referenced below and in Note 10 – “Regulatory Requirements and Restrictions” in the notes to our condensed consolidated financial statements. Dividends from AIIC can only be paid from accumulated unassigned funds derived from net operating profits and net realized capital gains. Subject to such accumulated unassigned funds, the maximum dividend that may be paid by AIIC to the Company without prior approval is further limited to the lesser of statutory net income from operations of the preceding calendar year or statutory unassigned surplus as of the preceding year end. As of September 30, 2026, AIIC has not declared dividends.
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

Our cash flows for the nine months ended September 30, 2026 and 2025 were:

	Nine Months Ended September 30,
($ in thousands)	2026	2025
Cash and cash equivalents (net) provided by: Operating activities	$247,692	$88,003
Cash and cash equivalents (net) used in: Investing activities	(198,254)	(144,788)
Cash and cash equivalents (net) provided by (used in): Financing activities	(20,709)	61,837
Net increase in cash and cash equivalents	$28,729	$5,052
Cash provided by operating activities was $247.7 million for the nine months ended September 30, 2026 compared to
$88.0 million provided by operating activities for the nine months ended September 30, 2025. The increase in cash provided by operating activities resulted from lower cash outflows related to reinsurance activity and loss payments.
Cash used in investing activities was $(198.3) million for the nine months ended September 30, 2026 compared to $(144.8)
million used in investing activities for the nine months ended September 30, 2025. The increase in net cash used in investing activities was primarily attributable to significantly higher purchases of short-term investments and lower proceeds of fixed income securities, partially offset by proceeds of short-term investments during the period.
Net cash used in financing activities was $(20.7) million for the nine months ended September 30, 2026 compared to $61.8 million provided by financing activities for the nine months ended September 30, 2025. Net cash used in financing activities in the current year period was primarily attributable to the special cash dividend paid to stockholders during the period. Net cash provided by financing activities in the prior-year period was primarily driven by the net proceeds from our
IPO, partially offset by distributions to members made prior to the completion of the IPO.
Capitalization
Capital resources provide protection for policyholders, furnish the financial strength to support the business of underwriting insurance risks and facilitate continued business growth. The following table provides our shareholders’
equity, total long-term debt, total capital resources, debt-to-total capital ratio and debt-to-equity ratio as of September 30,
2026, and December 31, 2025.

($ in thousands)	September 30, 2026	December 31, 2025
Shareholders’ equity	$391,158	$337,022
Long-term debt	—	618
Total capital resources	391,158	337,640
Debt-to-total capital ratio	—%	0.2%
Debt-to-equity ratio	—%	0.2%
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
Liability for unpaid losses and loss adjustment expenses
We set aside reserves, net of estimated subrogation, to provide for the estimated costs of paying losses and LAE under insurance policies we issued. Liability for unpaid losses and LAE represents management’s best estimate of the ultimate cost of settling all outstanding claims, including claims that have been incurred, but not yet reported (“IBNR”) as of a financial statement date. With the assistance of an independent actuarial firm, we use statistical analysis to establish liabilities for unpaid losses and LAE. We do not discount the liability for unpaid losses and LAE for financial statement purposes. In establishing the liability for unpaid losses and LAE, actuarial judgment is relied upon in order to make appropriate assumptions to estimate a best estimate of ultimate losses. Those estimates are based on our historical information, industry information and estimates of trends that may affect the ultimate frequency of incurred but not reported claims and changes in ultimate claims severity.
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
•Incremental cost per closed claim method: This method is similar to the frequency/severity method except that paid severities are selected for each incremental development period, and then are trended using selected short-
term and long-term trend factors.
•Bornhuetter-Ferguson method: The Bornhuetter-Ferguson method uses as a starting point an assumed initial expected loss ratio and blends in the loss ratio, which is implied by the claims experience to date using benchmark loss development patterns on paid claims data or reported claims data.
•IBNR-to-case outstanding method: This method requires the estimation of consistent paid and reported (case)
incurred loss development patterns and age-to-ultimate factors. These patterns imply a specific expected relationship between IBNR, including both development on known claims (bulk reserve) and losses on true late-
reported claims, and reported case incurred losses.
•Defense and cost containment (“DCC”) development methods: When DCC data is evaluated separately from losses, historical paid and case incurred DCC data may be arranged in a triangular format and projected to ultimate using the same technique as used for losses (i.e., loss development methods). In addition, projections using triangles of ratios of paid DCC-to-paid loss and ratios of paid DCC-to-case incurred losses can be made;
those triangles can be constructed using ratios of incremental (e.g., annual) amounts, or ratios of cumulative amounts. Indications that result from projecting these ratios must be multiplied by the ultimate loss selections to arrive at ultimate DCC indications. Similarly, triangles of ratios of paid DCC-to-closed or reported claim counts can be used. The results from projecting these ratios will require multiplication by ultimate claim count selections to arrive at ultimate DCC indications.

Each actuarial methodology requires the selection and application of various parameters and assumptions. The key parameters and assumptions include:
1)Loss development factors – These factors are key assumptions in the loss development methods which assume recent accident years will follow the development patterns of prior accident years.
2)Initial expected loss ratio selections – The initial expected loss ratio selection is the key assumption in the
Bornhuetter-Ferguson methods. The selection was made based on an average of development methods loss ratios and selected loss ratio trend.
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
These amounts fell within the range of total reserves provided by our independent actuary. As of September 30, 2026, we recorded $14.7 million in case reserves and an additional $258.4 million for IBNR reserves, totaling $273.1 million in reserves, with an added $264.7 million attributable to reinsurance claims payable.
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
We estimate the fair value of our investments using the closing prices on the last business day of the reporting period, obtained from active markets using independent pricing sources. For securities for which quoted prices in active markets are unavailable, we use observable inputs such as quoted prices in inactive markets, quoted prices in active markets for similar instruments, benchmark interest rates, broker quotes and other relevant inputs. Our estimates of fair value reflect the interest rate environment that existed as of the close of business on September 30, 2026 and December 31, 2025. Changes
in interest rates subsequent to September 30, 2026 may affect the fair value of our investments.
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
As of September 30, 2026, and December 31, 2025, our investment portfolios contained fixed-maturity securities. These securities are not intended for trading or speculative purposes. Our primary aim is to maximize after-tax investment income while ensuring sufficient liquidity to fulfill policyholder obligations. Additionally, we strive to minimize market risk, which encompasses potential economic losses resulting from adverse fluctuations in securities’ prices.
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
The effective weighted average duration of our fixed income portfolio at AIIC was 2.25 years and 2.19 years at
September 30, 2026 and 2025, respectively, and 2.09 years at December 31, 2025. As of September 30, 2026, the estimated weighted-average credit quality rating of the fixed income portfolio was AA-.
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

As required by Exchange Act Rule 13a-15(b) or Rule 15d-15(b), as of the end of the period covered by this Quarterly
Report, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we
evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2026, our disclosure controls and procedures were effective.
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
Item 1A. Risk Factors
There were no material changes to the risk factors disclosed in Part I, Item 1A “Risk Factors” in the Form 10-K. For more information concerning our risk factors, please see Part I, Item 1A “Risk Factors” in the Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
There were no sales of unregistered securities during the quarter ended September 30, 2026 that were not previously reported on a Current Report on Form 8-K.
Use of Proceeds
On May 9, 2025, we completed our IPO, and all shares of Common Stock sold were registered pursuant to a registration statement on Form S-1 (File No. 333-286524), as amended, declared effective by the SEC on May 7, 2025. We received net proceeds of $82 million, after (i) deducting underwriting discounts and commissions totaling $7.0 million as well as
$4.2 million of other expenses related to the offering, (ii) using approximately $3.8 million of the proceeds from the offering to satisfy tax withholding and remittance obligations related to the Restricted Stock Grant Net Settlement and (iii)
using $3.0 million of the proceeds of the offering to terminate the management services agreement by and between James
Sowell Company, L.P. and AIIG. Pending their further use, the net proceeds from our IPO have been invested in investment grade instruments, and there has been no material change in the expected use of the net proceeds from our IPO as described in our prospectus dated May 7, 2025 filed with the SEC pursuant to Rule 424(b) under the Securities Act on
May 8, 2025.
Issuer Purchases of Equity Securities
There were no repurchases of our Common Stock during the three months ended September 30, 2026.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
This item is not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Arrangements
During the quarter ended September 30, 2026, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408(a) of Regulation S-K).

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

AMERICAN INTEGRITY INSURANCE GROUP, INC.

Date: November 12, 2026	By:	/s/ Robert Ritchie
Robert Ritchie
Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2026	By:	/s/ Brian Foley
Brian Foley
Chief Financial Officer
(Principal Financial Officer)